Form 10-Q
period 1996-09-30
ATRIA COMMUNITIES INC
filed 1996-10-22
CIK 1016168

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q


          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

          ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________.

                         COMMISSION FILE NUMBER 0-21159


                            ATRIA COMMUNITIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  DELAWARE                                     61-1303738
        (STATE OR OTHER JURISDICTION                        (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)


          515 WEST MARKET STREET
                 SUITE 200
              LOUISVILLE, KY                                      40202
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

                                 (502) 596-7540
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES          NO  X
                                -----       -----

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                          OUTSTANDING AT
          CLASS OF COMMON STOCK                          SEPTEMBER 30, 1996
          ---------------------                          ------------------
       Common stock, $.10 par value                      15,845,000 shares


================================================================================

                                    1 OF 13

                            ATRIA COMMUNITIES, INC.
                                   FORM 10-Q
                                     INDEX

                                                                                                 PAGE
                                                                                                 ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Condensed Consolidated Statement of Income -- for the quarter and nine months ended September 30, 1996 and 1995...................................................  3

          Condensed Consolidated Balance Sheet -- September 30, 1996
            and December 31, 1995...............................................................  4

          Condensed Consolidated Statement of Cash Flows -- for the nine months ended
            September 30, 1996 and 1995.........................................................  5

          Notes to Condensed Consolidated Financial Statements..................................  6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
            Operations..........................................................................  8

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K...................................................... 13

                            ATRIA COMMUNITIES, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
       FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                          QUARTER           NINE MONTHS
                                                     ------------------  -----------------
                                                       1996      1995      1996      1995
                                                     --------  --------  --------  --------
Revenues...........................................  $13,038   $12,178   $38,486   $35,442
                                                     -------   -------   -------   -------

Salaries, wages and benefits.......................    5,253     4,500    14,657    13,015
Supplies...........................................    1,233     1,210     3,683     3,569
Rent...............................................      114        93       313       289
Depreciation and amortization......................    1,123     1,303     3,748     3,855
Non-recurring transactions.........................        -       600     1,050       600
Other operating expenses...........................    2,750     2,465     7,679     7,179
                                                     -------   -------   -------   -------
                                                      10,473    10,171    31,130    28,507
                                                     -------   -------   -------   -------
Operating income...................................    2,565     2,007     7,356     6,935
Interest expense...................................      966     1,049     2,999     3,335
Investment income..................................     (404)      (53)     (513)     (107)
                                                     -------   -------   -------   -------

Income before income taxes and extraordinary loss..    2,003     1,011     4,870     3,707
Provision for income taxes.........................      791       399     1,924     1,464
                                                     -------   -------   -------   -------

Income before extraordinary loss...................    1,212       612     2,946     2,243
Extraordinary loss on extinguishment of debt,
   net of income tax benefit.......................        -      (146)        -      (146)
                                                     -------   -------   -------   -------

            Net income.............................  $ 1,212   $   466   $ 2,946   $ 2,097
                                                     =======   =======   =======   =======

Pro forma earnings per common and common
   equivalent share:
   Income before extraordinary loss................  $   .10   $   .07   $   .27   $   .23
   Extraordinary loss on extinguishment of debt....        -      (.02)        -      (.02)
                                                     -------   -------   -------   -------

            Net income.............................  $   .10   $   .05   $   .27   $   .21
                                                     =======   =======   =======   =======


Shares used in computing pro forma earnings
   per common and common equivalent share..........   12,595    10,095    11,008    10,095




                            See accompanying notes.

                            ATRIA COMMUNITIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          1996           1995
                                                      ------------    -----------
                           ASSETS
Current assets:
 Cash and cash equivalents.............................. $ 65,323      $  2,819
 Accounts receivable less allowance for
  loss of $111--September 30 and $89--December 31.......      801           561
 Other..................................................      712           366
                                                         --------      --------
                                                           66,836         3,746

Property and equipment, at cost.........................  157,223       154,237
Accumulated depreciation................................  (26,481)      (23,027)
                                                         --------      --------
                                                          130,742       131,210

Intangible assets less accumulated amortization
 of $3,454--September 30 and $3,294--December 31........    3,404         2,173
Other...................................................    4,266         3,788
                                                         --------      --------
                                                         $205,248      $140,917
                                                         ========      ========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable....................................... $  2,467      $  1,875
 Salaries, wages and other compensation.................    1,414         1,019
 Other accrued liabilities..............................    3,086           784
 Long-term debt due within one year.....................   14,825           844
                                                         --------      --------
                                                           21,792         4,522

Long-term debt..........................................   94,960       104,506
Deferred credits and other liabilities..................    4,488         3,442

Stockholders' equity:
 Common stock, $.10 par value; authorized 50,000 shares;
  issued and outstanding 15,845 shares--September 30....    1,585             -
 Capital in excess of par value.........................   82,041             -
 Retained earnings......................................      382             -
 Investments by and advances from Vencor, Inc. .........        -        28,447
                                                         --------      --------
                                                           84,008        28,447
                                                         --------      --------
                                                         $205,248      $140,917
                                                         ========      ========




                            See accompanying notes.

                            ATRIA COMMUNITIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                            1996         1995
                                                          --------     --------
Cash flows from operating activities:
   Net income............................................ $  2,946     $  2,097
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization......................    3,748        3,855
      Deferred income taxes..............................       35           44
      Non-recurring transactions.........................      750          600
      Extraordinary loss on extinguishment of debt.......        -          239
      Other..............................................      212          165
      Changes in operating assets and liabilities:
         Accounts receivable.............................     (270)        (365)
         Other assets....................................      433          374
         Accounts payable................................      592         (323)
         Other accrued liabilities.......................    1,614          766
                                                          --------      -------
               Net cash provided by operating activities    10,060        7,452
                                                          --------      -------

Cash flows from investing activities:
   Purchase of property and equipment....................   (2,487)      (2,303)
   Net change in partnership investments.................       31          732
   Other.................................................     (203)         (17)
                                                          --------      -------
               Net cash used in investing activities.....   (2,659)      (1,588)
                                                          --------      -------
 Cash flows from financing activities:
   Issuance of long-term debt.............................  21,847        3,102
   Repayment of long-term debt............................ (17,170)      (3,817)
   Payment of deferred financing costs....................  (1,816)           -
   Public offering of common stock........................  52,939            -
   Equity contribution from Vencor, Inc...................   4,350            -
   Net payments to Vencor, Inc............................  (4,909)      (2,973)
   Other..................................................    (138)         (87)
                                                          --------      -------
               Net cash provided by (used in) financing
                activities................................  55,103       (3,775)
                                                          --------      -------

Change in cash and cash equivalents.......................  62,504        2,089
Cash and cash equivalents at beginning of period..........   2,819        1,497
                                                          --------      -------

Cash and cash equivalents at end of period................$ 65,323      $ 3,586
                                                          ========      =======
Supplemental information:
   Interest payments......................................$  2,374      $ 3,169
   Income tax payments....................................   1,675        1,733
   Non-cash transactions:
      Exchange of note receivable for additional
        partnership interest..............................       -        4,552




                            See accompanying notes.

                            ATRIA COMMUNITIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- REPORTING ENTITY

   Atria Communities, Inc. ("Atria") is a national provider of assisted and independent living communities for the elderly, currently operating 22 communities located in 13 states with a total of 3,022 units, including 650 assisted living units and 2,372 independent living units.

   In May 1996, the Board of Directors of Vencor, Inc. ("Vencor") authorized management to establish Atria as a wholly owned subsidiary to operate Vencor's assisted and independent living business. As part of that transaction, management consummated an initial public offering (the "IPO") of 5,750,000 shares of Atria's common stock (including 750,000 shares in connection with the exercise of the underwriters' overallotment option) in the third quarter of 1996. At September 30, 1996, Vencor owned 10,000,000 shares of Atria common stock.

NOTE 2 -- BASIS OF PRESENTATION

   For periods prior to the IPO, the accompanying condensed consolidated historical financial statements reflect the operations of the assisted and independent living business of Vencor which were transferred to Atria at or prior to completion of the IPO. These financial statements have been derived from the consolidated financial statements of Vencor and reflect the operations of Atria as a separate entity for all periods presented.

   The accompanying condensed consolidated financial statements do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in Atria's annual audited financial statements. Accordingly, the reader of these financial statements may wish to refer to Atria's audited consolidated financial statements for the year ended December 31, 1995 included in Form S-1 filed with the Securities and Exchange Commission on August 20, 1996.

   The accompanying condensed consolidated financial statements have been prepared in accordance with Atria's customary accounting practices and have not been audited. Management believes that the financial information included herein reflects all adjustments necessary for a fair presentation of interim results and, except as discussed in Note 4, all such adjustments are of a normal and recurring nature.

NOTE 3 -- PRO FORMA EARNINGS PER COMMON SHARE

   For periods prior to the IPO, the operations of Atria are included in the consolidated financial statements of Vencor on a divisional basis. Accordingly, stockholders' equity accounts and related earnings per common share data are not presented on a historical basis in the accompanying condensed consolidated financial statements.

   Shares used in computing pro forma earnings per common and common equivalent share include 10,000,000 shares of common stock issued to Vencor in exchange for its contribution of assets to Atria and the assumption by Atria of related liabilities, and the issuance of 95,000 shares of restricted stock. In addition, for the third quarter and nine months ended September 30, 1996, the computation also gives effect to the 5,750,000 shares issued in connection with the IPO and the dilution associated with the issuance of common stock options.

NOTE 4 -- NON-RECURRING TRANSACTIONS

   In June 1996, Atria recorded a non-recurring pretax charge of $1.1 million ($630,000 net of tax) in connection with the settlement of certain litigation involving a minority partner at one of its communities. Results of operations in 1995 include a charge of $600,000 ($360,000 net of tax) related to the writedown of undeveloped property to its estimated net realizable value.

                            ATRIA COMMUNITIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 5 -- LONG-TERM DEBT

   On August 26, 1996, Atria entered into a bank credit facility (the "Atria Credit Facility") aggregating $200 million (including a letter of credit option not to exceed $70 million) which will have a maturity of four years and may be extended at the option of the banks for one additional year. The Atria Credit Facility will bear interest, at Atria's option, at either (i) a base rate based on PNC Bank's prime rate or the daily federal funds rate or (ii) a LIBOR rate, plus an additional percentage based on certain leverage ratios. The obligations under the Atria Credit Facility will be secured by substantially all of Atria's property, the capital stock of its present and future principal subsidiaries and all intercompany indebtedness owed to Atria by its subsidiaries.

   The Atria Credit Facility contains financial covenants and other restrictions that (i) require Atria to meet certain financial tests, (ii) require that there be no change of control of Atria, (iii) limit, among other things, the ability of Atria and certain of its subsidiaries to borrow additional funds, dispose of certain assets and engage in mergers and other business combinations, (iv) prohibit distributions to Atria's stockholders and (v) require that Vencor own at least 30% of Atria's common stock. Vencor will guarantee for four years certain borrowings by Atria under the Atria Credit Facility in amounts up to $100 million in the first year following the IPO, declining to $75 million, $50 million and $25 million in each respective year thereafter.

NOTE 6 -- TRANSACTIONS WITH VENCOR

   For periods prior to the IPO, certain allocations and estimates have been made by management in the consolidated financial statements to present the historical financial position and results of operations of Atria as a separate entity. Upon consummation of the IPO, Atria became contractually obligated to pay Vencor for certain centralized management and administrative services underlying such historical allocations and estimates. The operating results of Atria include corporate costs and expenses of Vencor aggregating $162,000 and $150,000 for the three months ended September 30, 1996 and 1995, respectively, and $462,000 and $450,000 for the respective nine month periods. Management believes that these allocations reasonably reflect the proportional costs incurred by Vencor on behalf of Atria.

   A subsidiary of Atria is indebted to Vencor in the amount of $14 million, due one year after the IPO, which bears interest (payable quarterly) at a rate equal to the floating prime rate of National City Bank, Kentucky plus 1%. The promissory note may be prepaid without penalty at any time after six months. Interest costs incurred by Atria in connection with this note aggregated $151,000 for the three months ended September 30, 1996.

   In connection with the IPO, all amounts previously classified as investments by and advances from Vencor were contributed to Atria as part of its permanent capitalization. In addition, Vencor also contributed approximately $4.3 million in cash to Atria prior to the consummation of the IPO.

   Common stockholders' equity at September 30, 1996 includes a $150,000 payment to Vencor for Vencor's assistance provided to Atria in connection with the IPO.

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

   Atria is a national provider of assisted and independent living communities for the elderly, currently operating 22 communities comprising 3,022 units located in 13 states. At September 30, 1996, Atria had 14 assisted living communities containing approximately 900 units under development, including three communities under construction.

PLANNED EXPANSION AND DEVELOPMENT

   Atria intends to expand its business in the future through both construction of additional communities and acquisition of existing facilities which could add 60 to 85 assisted and independent living communities by the year 2000 (including 14 communities currently being developed). The estimated cost to construct, equip or otherwise acquire such communities could approximate $350 to $500 million.

   The estimated cost of Atria's planned expansion and development is significantly in excess of: (i) estimated cash flows from operations; (ii) proceeds from the IPO; and (iii) borrowings available under the Atria Credit Facility. Management believes that substantial additional financing will be required in approximately 16 months following the IPO to complete Atria's growth plans. Available sources of future capital may include, among other things, equity, public or private debt, and additional bank revolving credits. However, there can be no assurance that such financing will be available on terms which are acceptable to Atria, nor can there be any assurance that additional financing will not be required or sought by Atria prior to 16 months following the IPO.

   Newly opened communities are expected to incur operating losses until sufficient occupancy levels and operating efficiencies are achieved. Based upon historical experience, management believes that a typical community will achieve its targeted occupancy levels one year from commencement of operations. Accordingly, Atria will require substantial amounts of liquidity to maintain the operations of newly opened communities. In addition, if sufficient occupancy levels related to newly opened communities are not achieved within a reasonable period, the results of operations, financial position and liquidity of Atria could be materially and adversely impacted.

    The statements contained under "Planned Expansion and Development" are forward looking statements and are qualified by certain risks detailed in Atria's Form 8-K filed with the Securities and Exchange Commission on October 15, 1996.

RESULTS OF OPERATIONS

   A summary of operations follows:


                                                           PERCENTAGE OF REVENUES
                                                        ----------------------------
                                                        THIRD QUARTER     NINE MONTHS
                                                        -------------   -------------
                                                         1996    1995    1996    1995
                                                        -----   -----   -----   -----
Revenues.............................................   100.0%  100.0%  100.0%  100.0%
                                                        -----   -----   -----   -----

Salaries, wages and benefits.........................    40.3    37.0    38.1    36.7
Supplies.............................................     9.5     9.9     9.6    10.1
Rent.................................................     0.9     0.8     0.8     0.8
Depreciation and amortization........................     8.6    10.7     9.7    10.9
Non-recurring transactions...........................       -     4.9     2.7     1.7
Other operating expenses.............................    21.0    20.2    20.0    20.2
                                                        -----   -----   -----   -----
                                                         80.3    83.5    80.9    80.4
                                                        -----   -----   -----   -----

Operating income.....................................    19.7    16.5    19.1    19.6
Interest expense.....................................     7.4     8.6     7.8     9.4
Investment income....................................    (3.1)   (0.4)   (1.4)   (0.3)
                                                        -----   -----   -----   -----

  Income before income taxes and extraordinary loss..    15.4     8.3    12.7    10.5
Provision for income taxes...........................     6.1     3.3     5.0     4.2
                                                        -----   -----   -----   -----

  Income before extraordinary loss...................     9.3%    5.0%    7.7%    6.3%
                                                        =====   =====    ====    ====


   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

   Revenues increased 7.1% to $13.0 million in the third quarter of 1996 compared to $12.2 million in the same period last year, and 8.6% to $38.5 million in the first nine months of 1996 compared to $35.4 million a year ago. The increases were primarily attributable to price increases approximating 5%, growth in occupancy and expansion of ancillary services.

   Compensation costs as a percentage of revenues increased in both the third quarter and nine month periods of 1996 compared to the same periods a year ago. In addition, other operating expenses increased as a percentage of revenues in the third quarter of 1996. Increases in such costs resulted primarily from growth in administrative expenses associated with Atria's expansion and development program.

   Operating income increased 27.8% to $2.6 million in the third quarter of 1996 compared to $2.0 million in the same period of 1995, and operating income margins improved to 19.7% from 16.5%. For the nine month period, operating income grew 6.1% to $7.4 million in 1996 compared to $6.9 million in 1995, and operating income margins declined to 19.1% from 19.6%. Excluding the effect of non-recurring transactions, operating income declined slightly in the third quarter of 1996 and increased 11.6% for the nine month period, and operating income margins declined to 19.7% from 21.4% in the respective third quarters, and improved to 21.8% for the first nine months of 1996 compared to 21.3% for the same period in 1995. In both the third quarter and nine month periods, operating income increased due primarily to growth in revenues, operating efficiencies associated with higher occupancy levels and growth in ancillary services. However, operating income in the third quarter of 1996 was adversely impacted by administrative costs incurred in connection with Atria's expansion and development program.

   Income before extraordinary loss increased 98.0% to $1.2 million in the third quarter of 1996 compared to $612,000 a year ago, and 31.3% to $2.9 million for the first nine months of 1996 from $2.2 million last year. Excluding the effect of non-recurring transactions, income before extraordinary loss grew 24.7% and 37.4% in the third quarter and nine months, respectively. The improvement was primarily attributable to a decline in interest costs, increased investment income in 1996 resulting from the IPO, and for the nine month period, growth in operating income.

   For periods prior to the IPO, certain allocations and estimates have been made by management in the consolidated financial statements to present the historical financial position and results of operations of Atria as a separate entity. Upon consummation of the IPO, Atria became contractually obligated to pay Vencor for certain centralized management and administrative services underlying such historical allocations and estimates. The operating results of Atria include corporate costs and expenses of Vencor aggregating $162,000 and $150,000 for the three months ended September 30, 1996 and 1995, respectively, and $462,000 and $450,000 for the respective nine month periods. Management believes that these allocations reasonably reflect the proportional costs incurred by Vencor on behalf of Atria.

   In June 1996, Atria recorded a non-recurring pretax charge of $1.1 million ($630,000 net of tax) in connection with the settlement of certain litigation involving a minority partner at one of its communities. Results of operations in 1995 include a charge of $600,000 ($360,000 net of tax) related to the writedown of undeveloped property to its estimated net realizable value.

LIQUIDITY AND CAPITAL RESOURCES

   Cash provided by operations totaled $10.1 million and $7.5 million for the nine months ended September 30, 1996 and 1995, respectively. The improvement in cash flows from operations resulted primarily from growth in net income (excluding non-recurring transactions) and growth in accounts payable and other accrued liabilities.

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

   Net cash used in investing activities totaled $2.7 million and $1.6 million for the nine months ended September 30, 1996 and 1995, respectively. Atria's investing activities included capital expenditures related to the development of new facilities and expansion of existing operations totaling $2.5 million and $2.3 million for the respective periods.

   Net cash provided by financing activities was $55.1 million (including $52.9 million of proceeds from the IPO) for the nine months ended September 30, 1996, while net cash used in financing activities totaled $3.8 million for the same period of 1995. In both periods, operating cash flows in excess of capital expenditures were used primarily to repay advances from Vencor, improve Atria's liquidity and, for the first nine months of 1995, reduce long-term debt.

   As a result of the IPO, working capital at September 30, 1996 totaled $45 million. Current liabilities exceeded current assets by $776,000 at December 31, 1995, primarily as a result of the timing of cash settlements of advances from Vencor (which were included in stockholders' equity prior to the IPO). Substantially all cash and cash equivalents in excess of working capital needs will be used to fund Atria's expansion and development program.

   Atria is currently developing 14 sites for new assisted living communities, three of which are under construction. The estimated aggregate cost of these projects will approximate $60 to $65 million and such communities are expected to be in operation at various dates through June 1998. Management believes that cash flows from operations, proceeds from the IPO and available borrowings under the Atria Credit Facility will be sufficient to meet liquidity needs for approximately 16 months following the IPO. At September 30, 1996, the additional cost to complete and equip the three communities under construction approximated $10.3 million.

     Excluding acquisitions and development of new facilities, management believes that capital expenditures related to the expansion and improvement of existing communities could approximate $3 million in 1996. Management believes that its capital expenditure program is adequate to expand, improve and equip existing communities, and expects to finance such expenditures primarily through cash flows from operations.

   Atria plans to retain future earnings to finance the growth of its business rather than to pay cash dividends. Payment of cash dividends in the future will depend on the financial condition, results of operations and capital requirements of Atria as well as other factors deemed relevant by the Board of Directors. The Atria Credit Facility prohibits Atria from paying cash dividends.

   In connection with the IPO, all amounts previously classified as investments by and advances from Vencor were contributed to Atria as part of its permanent capitalization. In addition, Vencor also contributed approximately $4.3 million in cash to Atria prior to the consummation of the IPO.

   Certain long-term debt agreements contain customary covenants which include, among other things: (i) limitations on additional debt and capital expenditures;
(ii) limitations on sales of assets, mergers and changes in ownership; and (iii) maintenance of certain financial ratios. Atria was in material compliance with all such covenants at September 30, 1996.

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND STATISTICS)


                                             1996 QUARTERS
                                 -------------------------------------
                                  FIRST          SECOND        THIRD      NINE MONTHS
                                 -------        --------      --------    -----------

Revenues.......................  $12,611         $12,837       $13,038       $38,486
                                 -------         -------       -------       -------

Salaries, wages and benefits...    4,677           4,727         5,253        14,657
Supplies.......................    1,227           1,223         1,233         3,683
Rent...........................      100              99           114           313
Depreciation and amortization..    1,312           1,313         1,123         3,748
Non-recurring transactions.....        -           1,050             -         1,050
Other operating expenses.......    2,434           2,495         2,750         7,679
                                 -------         -------       -------       -------
                                   9,750          10,907        10,473        31,130
                                 -------         -------       -------       -------
Operating income...............    2,861           1,930         2,565         7,356
Interest expense...............      982           1,051           966         2,999
Investment income..............      (48)            (61)         (404)         (513)
                                 -------         -------       -------       -------
Income before income taxes.....    1,927             940         2,003         4,870
Provision for income taxes.....      761             372           791         1,924
                                 -------         -------       -------       -------

         Net income............  $ 1,166         $   568       $ 1,212       $ 2,946
                                 =======         =======       =======       =======

Pro forma earnings per common
 and common equivalent
 share ........................  $   .11         $   .06       $   .10       $   .27
                                 =======         =======       =======       =======

Shares used in computing
 pro forma earnings per common
 and common equivalent share...   10,095          10,095        12,595       11,008

Average occupancy..............     95.7%           95.4%         96.2%        95.8%
Number of communities at
 end of period.................       22              22            22
Number of units at end of
 period........................    3,022           3,022         3,022


    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND STATISTICS)


                                                            1995 QUARTERS
                                           --------------------------------------
                                            FIRST     SECOND    THIRD     FOURTH     YEAR
                                           --------  --------  --------  --------  --------
Revenues.................................  $11,367   $11,897   $12,178   $12,534   $47,976
                                           -------   -------   -------   -------   -------

Salaries, wages and benefits.............    4,198     4,317     4,500     4,440    17,455
Supplies.................................    1,125     1,234     1,210     1,291     4,860
Rent.....................................       94       102        93        94       383
Depreciation and amortization............    1,246     1,306     1,303     1,258     5,113
Non-recurring transactions...............        -         -       600         -       600
Other operating expenses.................    2,367     2,347     2,465     2,286     9,465
                                           -------   -------   -------   -------   -------
                                             9,030     9,306    10,171     9,369    37,876
                                           -------   -------   -------   -------   -------

Operating income.........................    2,337     2,591     2,007     3,165    10,100
Interest expense.........................    1,158     1,128     1,049       987     4,322
Investment income........................      (24)      (30)      (53)      (40)     (147)
                                           -------   -------   -------   -------   -------
Income from operations before income
   taxes and extraordinary loss..........    1,203     1,493     1,011     2,218     5,925
Provision for income taxes...............      475       590       399       877     2,341
                                           -------   -------   -------   -------   -------
Income before extraordinary loss.........      728       903       612     1,341     3,584
Extraordinary loss on extinguishment of
   debt, net of income tax benefit.......        -         -      (146)        -      (146)
                                           -------   -------   -------   -------   -------

         Net income......................  $   728   $   903   $   466   $ 1,341   $ 3,438
                                           =======   =======   =======   =======   =======


Pro forma earnings per common share:
   Income before extraordinary loss......  $   .07   $   .09   $   .07   $   .13   $   .36
   Extraordinary loss on extinguishment
      of debt............................        -         -      (.02)        -      (.02)
                                           -------   -------   -------   -------   -------

         Net income......................  $   .07   $   .09   $   .05   $   .13   $   .34
                                           =======   =======   =======   =======   =======

Shares used in computing pro forma
   earnings per common share.............   10,095    10,095    10,095    10,095    10,095


Average occupancy........................     92.7%     94.4%     94.9%     95.8%     94.5%
Number of communities at end of period...       22        22        22        22
Number of units at end of period.........    3,022     3,022     3,022     3,022


                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS:

         11 Statement Re: Computation of pro forma earnings per common and common equivalent share for the quarter and nine months ended September 30, 1996 and 1995.

         27 Financial Data Schedule (included only in filings submitted under the Electronic Data Gathering Analysis and Retrieval system).

    (b)  REPORTS ON FORM 8-K:

         A report on Form 8-K was filed on September 10, 1996 which included certain agreements related to the Atria Credit Facility dated August 26, 1996.



                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ATRIA COMMUNITIES, INC.


Date:  October 22, 1996                        /s/ W. Patrick Mulloy, II
-----------------------             --------------------------------------------
                                                   W. Patrick Mulloy, II
                                           President and Chief Executive Officer



Date:  October 22, 1996                        /s/ J. Timothy Wesley
-----------------------             --------------------------------------------
                                                   J. Timothy Wesley
                                         Chief Financial Officer, Vice President
                                                of Development and Secretary
                                                (Principal Financial Officer)