Form 10-K
period 1996-12-31
ATRIA COMMUNITIES INC
filed 1997-03-27
CIK 1016168

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ----------------

                                   FORM 10-K

  (Mark One)

   [X]Annual Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
                  For the fiscal year ended December 31, 1996

                                      OR

   [_]Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                        Commission File Number: 0-21159

                               ----------------

                            ATRIA COMMUNITIES, INC.
            (Exact name of registrant as specified in its charter)

              DELAWARE                                 61-1303738
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)


       515 WEST MARKET STREET                             40202
           LOUISVILLE, KY                              (Zip Code)
   (Address of principal executive
              offices)

                                (502) 596-7540
             (Registrant's telephone number, including area code)

                               ----------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                     None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                                         NAME OF EACH EXCHANGE
                TITLE OF EACH CLASS                       ON WHICH REGISTERED
                --------------------                     ---------------------
      Common Stock, par value $.10 per share                     None

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

  As of March 3, 1997, there were 15,830,000 shares of the Registrant's Common Stock, $.10 par value, outstanding. The aggregate market value of the shares of Registrant held by non-affiliates of the Registrant, based on the closing price of such stock on the National Association of Securities Dealers-- National Market System on March 3, 1997, was approximately $66,128,000. For purposes of the foregoing calculation only, Vencor, Inc. and all directors and executive officers of the Registrant have been deemed affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

  A portion of Part III is incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 1997.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 PART I
    Item 1.  Business....................................................    3
    Item 2.  Properties..................................................   13
    Item 3.  Legal Proceedings...........................................   13
    Item 4.  Submission of Matters to a Vote of Security Holders.........   13
 PART II
             Market for Registrant's Common Equity and Related
    Item 5.   Stockholder Matters........................................   14
    Item 6.  Selected Financial Data.....................................   15
    Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................   16
    Item 8.  Financial Statements and Supplementary Data.................   19
    Item 9.  Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure...................................   19
 PART III
    Item 10. Directors and Executive Officers of the Registrant..........   19
    Item 11. Executive Compensation......................................   19
             Security Ownership of Certain Beneficial Owners and
    Item 12.  Management.................................................   19
    Item 13. Certain Relationships and Related Transactions..............   19
 PART IV
             Exhibits, Financial Statement Schedules and Reports on Form
    Item 14.  8-K........................................................   20

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Atria Communities, Inc. ("Atria" or the "Company") is a national provider of assisted and independent living communities for the elderly. The assisted and independent living industry serves the long-term needs of the elderly who do not require the more extensive medical services available in skilled nursing facilities, or who prefer or require only occasional assistance. As of December 31, 1996, the Company operated 21 communities in 12 states with a total of 2,942 units, including 650 assisted living units and 2,292 independent living units. The Company owns 18 of these communities, leases one community and manages two communities. The Company also had 16 assisted living communities with 1,056 units, under development as of December 31, 1996. For additional information with respect to the expansion of the Company's communities during 1997, see "Business--Development Program" and "Business-- Recent Acquisitions."

  The Company was incorporated in Delaware on May 1, 1996, as a wholly owned subsidiary of Vencor, Inc. ("Vencor"). Vencor operates an integrated network of health care services primarily focusing on the needs of the elderly. Prior to the Company's initial public offering of its Common Stock in August 1996 (the "IPO"), Vencor contributed to the Company substantially all of its assisted and independent living communities in exchange for shares of the Company's Common Stock and the Company assumed certain liabilities related to such communities.

  On September 28, 1995, Vencor consummated a merger (the "Hillhaven Merger") with The Hillhaven Corporation ("Hillhaven"). Prior to the Hillhaven Merger, Hillhaven and its subsidiaries operated the communities now operated by the Company. Also, prior to the Hillhaven Merger, Hillhaven consummated a share exchange (the "Nationwide Exchange") with Nationwide Care, Inc. ("Nationwide") on June 30, 1995. Four of the communities now operated by the Company were operated by Nationwide until the effective date of the Nationwide Exchange, and from that date until the consummation of the Hillhaven Merger, by Hillhaven. The Company's predecessors have operated assisted and independent living communities as part of a health care network for over a decade.

  This Report contains a number of forward-looking statements. These statements are qualified by reference to the cautionary statements set forth under "Business--Additional Company Information--Cautionary Statements."

INDUSTRY BACKGROUND

  The assisted and independent living industry is a rapidly emerging component of the non-acute health care system for the elderly. The assisted and independent living industry serves the long-term needs of the elderly who do not require the more extensive medical services available in skilled nursing facilities, yet who are no longer capable of a totally independent lifestyle or who prefer or require only occasional assistance. Many such individuals require assistance with at least one activity of daily living ("ADL"), such as eating, grooming and bathing, personal hygiene and toileting, dressing, transportation, walking and medication reminders. The Company believes that assisted living residents typically desire the comfort and security of having their own "home" yet require help with two or more ADLs on a regular basis. The Company's independent living residents require or prefer only occasional assistance with ADLs or may no longer desire, or be able to maintain, a totally independent lifestyle.

  The Company believes that a number of significant trends will support the continued growth of the assisted and independent living industry. The Company believes that growth in this industry is being driven by the continued aging of the population and the increase in demand for elder-care services; cost-containment efforts that limit access to acute care hospitals and skilled nursing facilities for the elderly with less intensive medical needs; changing societal patterns that make it difficult for families to provide in-home care for the elderly; and an increasing awareness among the elderly that assisted and independent living communities afford a cost-effective, secure and attractive lifestyle.

BUSINESS STRATEGY

  The Company's objective is to expand its position as a national provider of high-quality assisted and independent living services. The Company is pursuing the following strategies to meet this objective:

  Rapid Development of Additional Assisted Living Communities. The Company intends to develop or acquire 60 to 85 additional assisted living communities consisting of approximately 5,400 to 7,650 units of additional capacity by the year 2000 (including the communities currently being developed). The Company plans to expand its base of assisted living communities on a national basis where Vencor has a presence and in other high density population areas or in areas where demographic and competitive factors are favorable. As of March 1, 1997, the Company had 26 sites under development for new assisted living communities and had received zoning approvals for 24 of those sites. The Company also plans to develop additional units for the memory-impaired and convert at least 750 of its existing independent living units to assisted living units by the year 2000. The Company has identified 250 of these units which will be converted in 1997. In addition, the Company has entered into a definitive agreement to acquire American ElderServe Corporation ("American ElderServe"), an operator of 12 assisted living facilities (the "American ElderServe Acquisition"). American ElderServe also has six additional assisted living communities under construction and scheduled to open in 1997. For more information regarding the American ElderServe Acquisition, see "Business-- Recent Acquisitions."

  Network with Vencor. The Company intends to develop communities in close proximity to Vencor's facilities, which may facilitate participating with Vencor in providing services to HMOs and other managed care companies. The Company believes that networking opportunities exist between assisted living facilities and long-term care hospitals and skilled nursing facilities. The Company also expects that the geographic proximity to Vencor's nursing and hospital facilities will foster transfers between the Company's communities and Vencor's facilities. The Company believes that the proximity of a Vencor skilled nursing facility is attractive to potential residents and their families. As a resident's needs change, the ability to relocate in the same neighborhood is a significant benefit of the Company's networking strategy. The Company also focuses development efforts on sites near existing Vencor facilities. Eighteen of the Company's existing communities and 18 communities being developed as of March 1, 1997 are located on or generally within ten miles of a Vencor site. Since Vencor is the controlling stockholder of Atria, an inherent conflict of interest exists. When conflicts of interest do arise in its dealings with Vencor, the Company anticipates resolving such conflicts on a case-by-case basis, which may include the use of committees comprised of disinterested members of the Board of Directors and the retention of independent financial and other advisors. Transactions between the Company and its officers, directors, principal stockholders and their affiliates are on terms no less favorable to the Company than could be obtained from unrelated third parties and any such transactions will be approved by a majority of the disinterested members of the Board of Directors.

  Higher Acuity Service Model. The Company continues to pursue, as appropriate, a higher acuity model of assisted living to enable the Company's residents to "age in place." By making available such extended services as home health care and rehabilitation to its residents, the Company believes that it will be better able to meet the full range of its residents' needs and facilitate longer lengths of stay. Residents will be able to continue to live in the Company's communities unless they develop medical conditions requiring institutional care in a skilled nursing facility or admission to an acute care hospital. Residents currently receive certain health care services from third parties, including Vencor. The Company may elect to make available certain health care services to its residents on a direct basis in the future.

  Private Pay Focus. The Company focuses its development and marketing efforts on private pay, middle- and upper-income residents. The Company believes that this market represents the largest market opportunity for assisted living services and that private pay residents are more profitable than residents covered by government reimbursement programs. Substantially all of the Company's revenues are derived from private pay sources.

  This section contains a number of forward-looking statements. These statements are qualified by reference to the cautionary statements set forth under "Business--Additional Company Information--Cautionary Statements."

SERVICES PROVIDED

  The Company's mission is to be the leading provider of senior living services by delivering consistent, high-quality, innovative services to its residents and their community. Services provided are designed to respond to residents' individual needs, while promoting independence and dignity. Residents live in private studios or apartments with access to basic services, such as health screenings, blood pressure checks, security, utilities, meal service, housekeeping and laundry services, dietary, exercise and fitness classes, social and recreational programs, 24-hour emergency call systems and local transportation on a van or minibus to physician offices, stores and community events ("Basic Services").

  In addition to Basic Services, assisted living residents are offered additional services including an increased level of housekeeping, meal services and assistance with one or more ADLs, such as eating, grooming and bathing, personal hygiene and toileting, dressing, additional transportation, walking and medication reminders ("Assisted Living Services"). Health-related services, which are made available and provided according to the resident's individual needs and in accordance with state regulatory requirements, may include assistance with taking medication and injections, as well as health care monitoring. The Company offers each of its residents a personalized assisted living service plan that may include any combination of ADLs.

  Residents pay a monthly fee for Basic Services and additional Assisted Living Services are purchased based on hourly rates or in some communities are purchased as part of an increased service package. Most residents rent units through a one-year lease. If the resident dies or transfers to another facility due to the need for a higher level of medical care the lease is no longer binding on the resident.

  The process of customizing services to meet the needs of residents begins with the resident admission process, where the facility's management staff, the resident and, if appropriate, the resident's family and physician, discuss the resident's needs and develop an appropriate service plan. If recommended by the resident's physician, additional health or medical services may be provided at the facility by a third-party home health care agency or other medical provider such as Vencor. In some states, the Company or one of its subsidiaries is a licensed home health care provider. The service plan is reviewed, monitored and modified on a regular basis.

  In addition to Basic Services and Assisted Living Services, specially trained staff provide other care and services specifically designed for memory-impaired residents at certain of the Company's communities. These programs provide the attention, care programs and services needed to help memory-impaired residents maintain a higher quality of life. As of March 1, 1997, the Company operated three facilities with units specifically designated for memory-impaired residents and was developing six additional facilities with these units.

  The Company believes that quality care creates satisfied residents who, along with their families, are important referral sources for the Company. The Company has developed quality assurance programs to ensure that service quality is maintained in its communities. The Company conducts periodic surveys of residents to monitor satisfaction with accommodations and services. The Company has established operational standards and performance goals for its communities addressing such matters as food service, housekeeping, maintenance and administration.

THE COMPANY'S COMMUNITIES

  The Company's communities vary in size from 28 to 356 units. Communities are designed to maximize privacy in a home-like, non-institutional atmosphere. The Company adapts the exterior of its facilities to regional architectural styles and tastes but attempts to construct the interior space under established floor plan models. Assisted living units are typically studio or one bedroom units ranging in size from 375 to 525 square feet. Independent living units may range from a studio (375 to 425 square feet) to an occasional three bedroom unit (700 to 1,000 square feet). The units typically include a private bathroom, kitchenette, closet, living and sleeping area, as well as a lockable door, emergency call system, individual temperature control, fire alarm and sprinkler system, among other amenities.

  Approximately 40% of a typical community is devoted to common areas and amenities, including reading rooms, family or living rooms and other areas (such as beauty salons, cafes and ice cream parlors) designed to promote interaction among residents. The Company's communities are usually one, two or three stories. Interior floor plan models are designed to promote a home-like environment, efficient delivery of quality resident care and resident independence.

  The table below sets forth certain information regarding communities operated by the Company as of December 31, 1996. For information regarding recent acquisitions of communities by the Company, see "Business--Recent Acquisitions." Except as otherwise noted, the Company owns, directly or indirectly, the following communities:

                                                                                AVERAGE
                                                                               OCCUPANCY
                                                       NUMBER OF UNITS        FOR THE YEAR
                                                  ---------------------------    ENDED
                                      YEAR FIRST  INDEPENDENT ASSISTED        DECEMBER 31,
COMMUNITY                LOCATION(1)  OPERATED(2)   LIVING     LIVING   TOTAL     1996(3)
---------                -----------  ----------  ----------- --------  ----- ------------
ARIZONA
  Valley Manor.......... Tucson          1975           45       24        69     87.2%
  Villa Campana......... Tucson          1984          141        -       141     94.7
  Campana Del Rio(4).... Tucson          1988          190       24       214     98.9
  Kachina Point(4)...... Sedona          1986          102        -       102     96.9
CALIFORNIA
  Courtyard at San
   Marcos(4)(5)......... San Marcos      1987          178       34       212     95.9
COLORADO
  The Court at Castle
   Gardens(4)........... Northglenn      1986            -       99(6)     99     97.7
FLORIDA
  Evergreen Woods....... Spring Hill     1979          161       55       216     94.0
  The Heritage.......... Brooksville     1992            -       57(7)     57     87.9
  Windsor Woods(4)...... Hudson          1988          127       53       180     99.6
  Meridian House(4)(8).. Lantana         1986          140       33       173     95.4
IDAHO
  Hillcrest............. Boise           1984          115        -       115     91.5
INDIANA
  The Heritage at
   Wildwood............. Wildwood        1995            -       72        72     92.3
  Colonial Oaks(9)...... Marion          1978           63        -        63     92.5
KANSAS
  The Hearthstone(4).... Topeka          1987          115       40       155     98.8
MASSACHUSETTS
  Foxhill Village(9).... Westwood        1990          329       27       356     99.9
  New Pond Village(10).. Walpole         1990          167       32       199     95.6
MISSOURI
  Villa Ventura......... Kansas City     1985          129       43       172     96.6
NEW HAMPSHIRE
  The Greens............ Hanover         1984           28        -        28     96.6
UTAH
  The Crosslands(4)..... Sandy           1986          120        -       120     96.0
WASHINGTON
  The Narrows Glen...... Tacoma          1987          142        -       142     98.7
  Laurel House.......... Tacoma          1994            -       57        57     94.4
                                                     -----      ---     -----
    Total...............                             2,292      650     2,942     96.1%
                                                     =====      ===     =====

--------
 (1) All communities are within ten miles of a Vencor skilled nursing facility, except for Meridian House, The Hearthstone and Villa Ventura.
 (2) Represents the year in which the Company or a predecessor of the Company opened or commenced operations.
 (3) Average occupancy is calculated on a daily basis by dividing the number of occupied units by the total number of available units.
 (4) The construction of these communities was financed through the issuance of industrial revenue bonds.
 (5) The Company owns a 65% interest in this community.
 (6) Includes 22 units for the memory impaired.
 (7) Includes 44 units for the memory impaired.
 (8) The Company owns a 99% interest in this community.
 (9) The Company manages these communities pursuant to management agreements which expire September 30, 1997 (Colonial Oaks) and July 31, 2000 (Foxhill Village). These communities are owned by unaffiliated entities.
(10) The Company leases this community from a partnership controlled by Vencor pursuant to a 99-year lease agreement.

DEVELOPMENT PROGRAM

  As of March 1, 1997, the Company was developing 26 sites for new assisted living communities and had received zoning approvals for 24 of these sites. The table below sets forth certain information regarding such properties:

                                                       ESTIMATED     NUMBER OF
                                                       COMPLETION     ASSISTED
          LOCATION(1)             DEVELOPMENT PHASE     DATE(2)     LIVING UNITS
          -----------             ------------------ -------------- ------------
Huntsville, Alabama(3)..........  Zoned              March 1998           50
Sedona, Arizona.................  Under construction October 1997         60(4)
Tucson, Arizona.................  Zoned              December 1997        40
Redding, California.............  Under construction July 1997            60
Highland Ranch, Colorado........  Under contract     June 1998            90
Northglenn, Colorado............  Zoned              March 1998           48(5)
Lantana, Florida................  Zoned(6)           September 1998       48(5)
Atlanta, Georgia................  Zoned              March 1998           74
Evansville, Indiana.............  Zoned              March 1998           90
Topeka, Kansas..................  Zoned              March 1998           90
Elizabethtown, Kentucky.........  Zoned              March 1998           60
Louisville, Kentucky............  Under construction July 1997            70
Kennebunk, Maine................  Zoned              March 1998           75
Dennis, Massachusetts...........  Land acquired      December 1998        60(4)
Jackson, Tennessee(3)...........  Zoned              March 1998           51
Memphis, Tennessee (Cordova)(7).  Under construction July 1997            84
Memphis, Tennessee
 (Germantown)(8)................  Under construction March 1997           92
Memphis, Tennessee (Primacy)....  Under construction May 1997             48
Carrollton, Texas(9)............  Under contract     June 1998            90
Dallas, Texas (Grapevine).......  Under contract     June 1998            90
Dallas, Texas (Preston
 Hollow)(3).....................  Zoned              March 1998           64(4)
Dallas, Texas (Richardson)......  Under contract     June 1998            90
Houston, Texas..................  Under contract     June 1998            90
Sandy, Utah.....................  Under construction March 1997           63
Virginia Beach, Virginia........  Zoned(6)           March 1998          110(4)
Tacoma, Washington..............  Under construction October 1997         40
                                                                       -----
  Total.........................                                       1,827
                                                                       =====

--------
(1) All properties are located adjacent to or within ten miles of an existing, or to be developed, Vencor skilled nursing facility, except Huntsville, Alabama; Atlanta, Georgia; Topeka, Kansas; Jackson, Tennessee; the three sites located in Dallas, Texas; and Houston, Texas. All properties are owned by the Company, unless denoted as "under contract" or otherwise indicated herein.
(2) There can be no assurance that zoning or construction delays will not be experienced.
(3) These properties were acquired from The Carra Company, LLC ("Carra") in February 1997 (the "Carra Acquisition").
(4) Includes 20 units for the memory impaired.
(5) All units will be for the memory impaired.
(6) A special use permit is also required to begin construction.
(7) The Company has agreed to acquire this community in connection with the Carra Acquisition. See footnote 3.
(8) The Company has entered into a definitive agreement with Carra to acquire this community pending certain regulatory approvals expected by July 1997. Pending such approvals, the Company will operate this community under a management agreement.
(9) This property is leased from Metrocrest Hospital Authority pursuant to a long-term land lease.

  The Company is focusing on expanding its base of assisted living communities where Vencor has a presence and in other high-density population areas or in areas where demographic and competitive factors are favorable. The Company currently expects to develop or acquire 60 to 85 communities consisting of approximately 5,400 to 7,650 units by the year 2000, including the 26 communities set forth in the preceding table. In addition, the Company plans to convert at least 750 of its existing independent living units to assisted living units by the year 2000. The Company has identified 250 of these units which will be converted in 1997. The Company will continue outsourcing selected development functions to third parties. While it is expected that a significant amount of its expansion will be as a result of development, the Company also intends to acquire existing assisted and independent living facilities. See "Business--Recent Acquisitions."

  The Company follows a disciplined development strategy that begins with site selection. When selecting new development sites, the Company considers the local and regional economic environment, demographics, competition, the labor market, the legislative and regulatory environment and other factors. After targeting a market, the Company engages independent contractors to identify suitable real estate. After the land is under contract, the Company typically initiates the zoning, architectural and construction aspects of development. The Company estimates that zoning and other site approvals may take approximately six months after a site is put under contract. Once such approvals are obtained, the Company estimates that construction time will be between eight to ten months and the cost of each unit will range from $70,000 to $75,000.

  The Company's existing communities range in size from 28 to 356 units. The Company plans in the future to develop communities which typically range in size between approximately 60 to 110 units with a preference towards communities containing 90 units. The Company believes that communities within this range offer marketing and operating advantages, including economies of scale. However, the number of units in a community will depend, among other things, on local market conditions, site availability and site size. Although the Company attempts to construct the interior space under established floor plan models, the Company intends to customize the exterior appearance of each community to reflect local architectural styles and tastes.

  Prior to the completion of construction, the Company initiates a marketing campaign, emphasizing contacts with potential referral sources. Once opened, the Company estimates that it will take approximately twelve months for communities to achieve targeted occupancy levels, depending on the size of the facility.

  The Company also plans to acquire additional assisted living facilities or other properties that can be repositioned as assisted living communities. In evaluating possible acquisitions, the Company considers, among other factors:
(i) location, construction quality, condition and design of the facility; (ii) current and projected cash flows; (iii) the ability to increase revenues, occupancy and cash flows by providing a full range of assisted living services; (iv) costs of repositioning (including renovations, if any); and (v) the extent to which the acquisition will complement the Company's development program.

  The forward-looking statements in this section, including those related to the Company's business strategy and development program, are qualified by reference to the cautionary statements set forth under "Business--Additional Company Information--Cautionary Statements."

RECENT ACQUISITIONS

  On March 3, 1997, the Company entered into a definitive agreement to acquire American ElderServe Corporation, an Atlanta based operator of assisted living communities in the southeastern portion of the United States, for a combination of stock and cash plus debt assumption valued at approximately $30.5 million. American ElderServe currently operates 12 assisted living communities consisting of 503 units. The communities are located as follows: ten in the greater Atlanta, Georgia area; one in Auburn, Alabama; and one in Houston, Texas. American ElderServe also has six additional communities under construction and scheduled to open in 1997. These communities will contain approximately 345 additional units. The communities under construction are located in the greater Atlanta, Georgia area; Charlotte, North Carolina; Jacksonville, Florida; Augusta,

Georgia; Houston, Texas; and Chattanooga, Tennessee. Assuming receipt of certain regulatory approvals, the Company expects to close the acquisition on or about April 1, 1997. Effective with the closing, Andy L. Schoepf, President and Chief Executive Officer of American ElderServe, will join the Company as its Chief Operating Officer and will serve as a director of the Company. In connection with the acquisition, Mr. Schoepf will receive approximately 675,000 shares of Common Stock, including certain demand registration rights with respect to the Common Stock.

  Simultaneously with the closing of the American ElderServe Acquisition, the Company will enter into a joint venture development agreement. Under this agreement, Atria will own 10% and George A. Schoepf, former Executive Vice President of American ElderServe and the brother of Andy L. Schoepf, will own 90% of a newly formed development company. The new development company will have the exclusive right to develop assisted living communities for the Company in an 11 state region in the southeastern United States. Atria has agreed that the development company will develop at least 15 communities in this southeast region over the next three years. Atria will have a first option to purchase any such developed community at the lesser of its fair market value or the costs to develop and operate such community up to the time of purchase plus the sum of $666,666. The Company may exercise its option to purchase a community only after the community's operations become profitable as defined in the development agreement. In connection with the development of such communities, Atria has agreed to fund all construction costs of the development company through the use of its $200 million bank credit facility (the "Credit Facility"). Such communities will secure the borrowings under the Credit Facility. Atria will manage these communities from the date they commence operations and has agreed to fund operating losses of these communities through the use of its Credit Facility. George A. Schoepf will serve as President and Chief Executive Officer of the development company.

  In addition to the American ElderServe Acquisition, the Company acquired a 102 unit assisted living community and a 48 bed, 27 unit memory-impaired community on February 14, 1997. Both of these communities are located in Knoxville, Tennessee.

MANAGEMENT OF THE COMMUNITIES

  An executive director typically manages the day-to-day operations at each community, including oversight of the quality of care, marketing, coordination of services and monitoring financial performance. The executive director is responsible for all personnel, including management, security, staff and independent contractors. Executive directors are compensated based on quality of service, as well as financial results. Quality of service is assessed, in part, through customer and employee satisfaction surveys.

  In most cases, each community also has managers for environmental services, care services, the business office, dietary services, activities, security, transportation and sales and marketing. All assisted and independent living communities employ a licensed practical nurse or utilize home health agencies to provide such services. Some residents contract with third parties such as home health agencies to provide additional services.

  The Company actively recruits personnel to maintain adequate staffing levels at its existing communities, as well as new staff for new or acquired communities prior to opening. The Company maintains training sites in Tacoma, Washington and Hudson, Florida, for its executive directors and other key personnel. The Company intends to open an additional training site in Atlanta, Georgia during 1997. Participants receive intensive training in all facets of community management in three- to four-day sessions. Moreover, the Company offers two different levels of training, such that participants who successfully complete one level return subsequently for the next level of training.

  Executive directors report to area executive directors. The Company has six area executive directors, each with regional responsibility. Area executive directors report directly to the Company's Vice President of Operations.

MARKETING

  Each community employs a sales and marketing director. Before opening new communities, the Company typically uses telemarketing, direct mail and newspaper ads for developing awareness of such communities. Once communities are open, the Company's marketing strategy focuses on enhancing the reputation of the communities and creating an awareness of the Company's services among potential referral sources, such as hospitals, rehabilitation hospitals, home health care agencies and other health care providers located near the Company's communities. The Company believes that satisfied residents and their families are the most important referral sources for its established communities. Accordingly, the Company believes that its emphasis on high-quality services and resident satisfaction will result in a strong referral base for its existing communities. The Company also seeks to maintain occupancy levels by retaining residents for longer periods of time by expanding the services available to residents, thereby allowing residents to "age in place."

COMPETITION

  The assisted and independent living industry is highly competitive. The Company faces competition from numerous local, regional and national providers of assisted living and long-term care. The Company also competes with companies providing home-based health care. Some of the Company's competitors operate on a not-for-profit basis or as charitable organizations. Many of the Company's competitors are significantly larger and have greater financial resources than the Company. The Company believes that the assisted and independent living industry will become even more competitive in the future. Regulatory barriers to entry into this industry are generally not substantial. If the development of new assisted and independent living communities surpasses the demand for such communities in particular markets, such markets may become saturated. The Company expects to face competition with respect to its acquisition of additional assisted and independent living communities and properties. There can be no assurance that competition will not limit the Company's ability to attract residents and expand its business.

  The Company believes that assisted and independent living communities compete primarily on the basis of quality of service, services offered, reputation, a facility's location and appearance and prices. The Company believes its communities are distinguishable from assisted and independent living facilities that do not cater primarily to private pay residents because of the quality of services, amenities and physical facilities that the Company is able to offer. In addition, a number of the Company's communities maintain both assisted and independent living units. The Company believes that the ability of these communities to continue to serve residents as their needs increase may be attractive to potential residents.

SOURCES OF REVENUES FOR ASSISTED AND INDEPENDENT LIVING CARE

  The Company currently, and for the foreseeable future, expects to rely primarily on its residents' ability to pay the Company's charges from their own resources. Inflation or other circumstances that adversely affect the elderly's ability to pay for services could have an adverse effect on the Company's business, financial condition and results of operations. Depending on the nature of an individual's health insurance program or any long-term care insurance policy, the resident may receive reimbursement for certain costs under an "alternate care benefit."

  Eight of the Company's communities (containing 1,255 units) were financed in part through the issuance of tax-free industrial revenue bonds (the "Bonds"). At December 31, 1996, there was $62.1 million in outstanding principal on these Bonds with a weighted average interest rate of approximately 5.2%. Under the terms of the Bonds, the Company is required to rent approximately 250 assisted and independent living units to individuals who have incomes which are 80% or less of the average income levels in a designated market. In certain cases, the Company's ability to increase prices in communities with such Bond financing (in response to higher operating costs or other inflationary factors) could be limited if it affects the ability of the Company to attract and retain residents with qualifying incomes.

  Government payments for assisted and independent living have been limited. Some state or local governments offer subsidies for rent or services for low-income elderly persons. Others may provide subsidies in the form of additional payments for those who receive Supplemental Security Income. Medicaid provides insurance for certain financially or medically needy persons, regardless of age, and is funded jointly by federal, state and local governments. Payments for the services provided by the Company are not permitted under the Medicaid program absent a waiver. While there are various federal and state initiatives to provide reimbursement for assisted and independent living programs, at this time the Company believes that the level of reimbursement under such federal and state programs would be insufficient to cover the cost of delivering the level of service provided by the Company.

GOVERNMENT REGULATION

  The health care industry is subject to extensive regulation and frequent regulatory change. At this time, no federal laws or regulations specifically regulate assisted or independent living facilities. While a number of states have not yet enacted specific assisted living regulations, the Company's communities are subject to regulation, licensing, certificate of need requirements and permitting by state and local health and social service agencies and other regulatory authorities. While such requirements vary from state to state, they typically relate to staffing, physical design, required services and resident characteristics. The Company believes that such regulation will increase in the future. In addition, health care providers are receiving increased scrutiny under anti-trust laws as integration and consolidation of health care delivery increases and affects competition. The Company's communities are also subject to various zoning restrictions, local building codes and other ordinances, such as fire safety codes. Failure by the Company to comply with applicable regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations. Regulation of the assisted and independent living industry is evolving. The Company is unable to predict the content of new regulations and their effect on its business. There can be no assurance that the Company's operations will not be adversely affected by changes in existing laws and regulations, adoption of new laws and regulations and new interpretations of existing laws and regulations.

  Federal and state anti-remuneration laws, such as the Medicare/Medicaid anti-kickback law, govern certain financial arrangements among health care providers and others who may be in a position to refer or recommend patients to such providers. These laws prohibit, among other things, certain direct and indirect payments that are intended to induce the referral of patients to, the arranging for services by, or the recommending of, a particular provider of health care items or services. Vencor provides certain services to residents of the Company's communities. The Medicare/Medicaid anti-kickback law has been broadly interpreted to apply to certain contractual relationships between health care providers and sources of patient referral. Similar state laws, which vary from state to state, are sometimes vague and seldom have been interpreted by courts or regulatory agencies. Violation of these laws can result in loss of licensure, civil and criminal penalties, and exclusion of health care providers or suppliers from participation in the Medicare and Medicaid program. There can be no assurance that such laws will be interpreted in a manner consistent with the practices of the Company.

  The Company believes that its communities are in substantial compliance with applicable regulatory requirements. However, in the ordinary course of business, one or more of the Company's communities could be cited for deficiencies. In such cases, the appropriate corrective action would be taken. To the Company's knowledge, no material regulatory actions are currently pending with respect to any of the Company's communities.

  Under the Americans with Disabilities Act of 1990, all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. A number of additional federal, state and local laws exist which also may require modifications to existing and planned properties to create access to the properties by disabled persons. While the Company believes that its properties are substantially in compliance with present requirements or are exempt therefrom, if required changes involve a greater expenditure than anticipated or must be made on a more accelerated basis than anticipated, additional costs would be incurred by the Company. Further legislation may impose additional burdens or restrictions with respect to access by disabled persons, the costs of compliance with which could be substantial.

                        ADDITIONAL COMPANY INFORMATION

EMPLOYEES

  As of December 31, 1996, the Company has approximately 1,150 employees of which 820 were full-time and 330 were part-time. Eight full-time employees were employed at the Company's corporate headquarters. None of the Company's employees are currently represented by a labor union and the Company is not aware of any union organizing activity among its employees. The Company believes that its relationship with its employees is satisfactory.

CAUTIONARY STATEMENTS

  Information provided in this Report contains, and from time to time the Company may disseminate materials and make statements which may contain, "forward-looking" statements as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). These cautionary statements are being made pursuant to the provisions of the Act. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, the following:

  (i) Newly developed assisted living communities are expected to incur operating losses during the first twelve months of operations of between $150,000 and $250,000 for a 90-unit community. Once opened, the Company estimates that it will take an average of twelve months for its communities to achieve targeted occupancy levels of at least 85%. The Company may incur additional losses if it fails to achieve expected occupancy rates at newly developed communities or if expenses related to the development, acquisition or operation of new communities exceed expectations.

  (ii) To achieve its growth objectives, the Company will need to obtain substantial additional financing to fund its development, construction and acquisition activities beyond 1997. Accordingly, the Company's future growth will depend upon its ability to obtain additional financing on acceptable terms. There can be no assurance that adequate funding will be available as needed or on terms acceptable to the Company. Insufficient financial resources may require the Company to delay or eliminate all or some of its development projects and acquisition plans, which could have a material adverse effect on the Company's business, financial condition and results of operations.

  (iii) The Company's ability to expand and develop additional assisted living communities will depend upon a number of factors, including, but not limited to, the Company's ability to acquire suitable properties or communities at reasonable prices; the Company's success in obtaining the necessary zoning, land use, building, occupancy, licensing and other required governmental permits and authorizations; and the Company's ability to control construction and renovation costs and project completion schedules. In addition, the Company's development plan is subject to numerous factors outside its control, including competition for acquisitions, shortages of, or the inability to obtain, labor or materials, changes in applicable laws or regulations or in the methods of applying such laws and regulations, the failure of general contractors or subcontractors to perform under their contracts, strikes, and adverse weather. The Company does not currently have a substantial internal development staff but instead it has retained third parties, including Vencor, to locate suitable sites for new assisted living communities and to handle other aspects of the development process on a contract basis. If the Company is unable to continue to retain third party sources to assist in the development process, the Company's ability to execute its development and growth plans and the Company's business, financial condition and results of operations could be materially and adversely affected.

  (iv) The success of the Company's acquisitions will be determined by numerous factors, including the Company's ability to identify suitable acquisition candidates, competition for such acquisitions, the purchase price, the financial performance of the facilities after acquisition and the ability of the Company to integrate effectively the operations of acquired facilities.

  (v) The amount of debt and debt-related payments is expected to increase substantially as the Company pursues its growth strategy. As a result, an increasing portion of the Company's cash flow will be devoted to debt service and related payments and the Company will be subject to risks normally associated with increasing financial leverage. There can be no assurance that the Company will generate sufficient cash flows from operations to cover required interest, principal and any operating lease payments. Substantially all of the Company's indebtedness, including the Credit Facility, bears interest at floating rates. Therefore, increases in prevailing interest rates could increase the Company's interest payment obligations and could have a material adverse effect on the Company's business, financial condition and results of operations.

  (vi) The Company's success will depend in part, on its ability to manage its planned rapid growth. The Company presently does not have adequate staff to manage its planned growth and will rely on Vencor to provide many internal management functions. The Company will need to expand its operational, financial, and management information systems and continue to attract, motivate and retain key employees. If the Company does not manage its growth effectively, its business, financial condition and results of operations could be materially and adversely affected.

  (vii) The Company currently relies, and in the foreseeable future, expects to rely, primarily on the ability of residents to pay for the Company's charges from their own financial resources. In the event that managed care becomes a significant factor in the assisted living industry, the amount the Company receives for its services could be adversely affected. In addition, inflation and other circumstances which adversely affect the ability of the elderly to pay for the Company's services could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2. PROPERTIES

  For information concerning the Company's communities, see "Business--The Company's Communities" and "Business--Development Program." The Company also leases approximately 4,000 square feet of office space in Louisville, Kentucky from Vencor which houses its corporate headquarters. The Company believes that its corporate headquarters are adequate for the Company's current needs and will continue to evaluate such needs in the future.

ITEM 3. LEGAL PROCEEDINGS

  The Company is involved in various lawsuits and claims arising in the normal course of business. In the opinion of management of the Company, although the outcomes of these suits and claims are uncertain, in the aggregate they should not have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below are the executive officers of the Company, their ages (as of January 1, 1997), and their positions with the Company. Mr. Mulloy and Mr. Wesley were elected to their positions in May 1996.

             NAME            AGE           POSITION(S) WITH THE COMPANY
             ----            ---           ----------------------------
   W. Patrick Mulloy, II....  43 Chief Executive Officer, President and Director
   J. Timothy Wesley........  37 Chief Financial Officer, Vice President of
                                  Development and Secretary

  W. PATRICK MULLOY, II has served as the Chief Executive Officer, President and a director of the Company since May 1996. From 1994 to 1996, Mr. Mulloy was a member and of counsel to the law firm of Greenebaum Doll & McDonald PLLC. From 1992 to 1994, Mr. Mulloy served as the Secretary of the Finance and Administration Cabinet for the Commonwealth of Kentucky. For over ten years prior to 1992, Mr. Mulloy engaged in the private practice of law in Louisville, Kentucky. Mr. Mulloy has also been actively involved in commercial and multi-family real estate acquisitions and developments.

  J. TIMOTHY WESLEY has been the Chief Financial Officer, Vice President of Development and Secretary of the Company since May 1996. From 1994 to May 1996, Mr. Wesley was Director and Manager of Development at Vencor. From 1992 to 1994, Mr. Wesley was Vice President of Strategic Planning for Home Care Affiliates, Inc., and from 1986 to 1992, he was employed by Humana Inc., most recently as Director of Acquisitions.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock is listed and traded on the NASDAQ National Market System ("NASDAQ") under the symbol "ATRC." The following table sets forth the high and low sales prices for the Common Stock, as reported by NASDAQ, for the periods indicated:

                                                                   HIGH   LOW
                                                                  ------ ------
      Fiscal year ended December 31, 1996:
        Third Quarter (1)........................................ $13.50 $10.00
        Fourth Quarter...........................................  14.50   9.25

--------
(1) Atria Common Stock commenced trading on August 20, 1996.

  On March 3, 1997, the closing price for the Common Stock as reported by NASDAQ was $11.75 per share. As of such date, the Company had approximately 240 holders of record of the Common Stock.

  The Company intends to retain any earnings to finance operations and its development strategy. In addition, the Company's Credit Facility prohibits distributions to the Company's stockholders. Accordingly, the payment of any cash dividends on the Common Stock is unlikely in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                            ATRIA COMMUNITIES, INC.
                            SELECTED FINANCIAL DATA
            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND STATISTICS)

                                                                        YEAR
                                    YEAR ENDED DECEMBER 31,            ENDED
                              --------------------------------------  MAY 31,
                                1996      1995      1994      1993    1993(A)
                              --------  --------  --------  --------  --------
OPERATIONS:
Revenues....................  $ 51,846  $ 47,976  $ 39,758  $ 35,870  $ 36,479
                              --------  --------  --------  --------  --------
Salaries, wages and
 benefits...................    19,861    17,455    14,638    14,735    14,620
Supplies....................     5,024     4,860     4,023     4,360     4,199
Rent........................       353       383       333       351       563
Depreciation and
 amortization...............     5,060     5,113     4,541     4,503     5,025
Non-recurring transactions..     1,050       600    (1,675)     (266)        -
Other operating expenses....    10,594     9,465     8,347     8,031     9,229
                              --------  --------  --------  --------  --------
                                41,942    37,876    30,207    31,714    33,636
                              --------  --------  --------  --------  --------
Operating income............     9,904    10,100     9,551     4,156     2,843
Interest expense............     4,287     4,322     3,538     3,499     5,058
Investment income...........    (1,439)     (147)     (330)     (346)     (445)
                              --------  --------  --------  --------  --------
Income (loss) before income
 taxes and extraordinary
 loss.......................     7,056     5,925     6,343     1,003    (1,770)
Provision for income taxes..     2,787     2,341     2,506       396      (699)
                              --------  --------  --------  --------  --------
Income (loss) before
 extraordinary loss.........     4,269     3,584     3,837       607    (1,071)
Extraordinary loss on
 extinguishment of debt, net
 of income tax benefit......         -      (146)        -      (103)        -
                              --------  --------  --------  --------  --------
    Net income (loss).......  $  4,269  $  3,438  $  3,837  $    504  $ (1,071)
                              ========  ========  ========  ========  ========
Earnings per common and
 common equivalent share(b):
 Income before extraordinary
  loss......................  $   0.35  $   0.36
 Extraordinary loss on
  extinguishment of debt....         -     (0.02)
                              --------  --------
    Net income..............  $   0.35  $   0.34
                              ========  ========
Shares used in computing
 earnings per common and
 common equivalent share(b).    12,226    10,095
STATISTICAL DATA:
Average occupancy(c)........      96.1%     94.5%     93.8%     90.8%     87.1%
Number of communities(d):
 Owned and leased...........        19        20        19        19        20
 Managed....................         2         2         2         2         2
                              --------  --------  --------  --------  --------
   Total....................        21        22        21        21        22
                              ========  ========  ========  ========  ========
Number of units(d):
 Owned and leased...........     2,523     2,603     2,531     2,574     2,734
 Managed....................       419       419       419       419       419
                              --------  --------  --------  --------  --------
   Total....................     2,942     3,022     2,950     2,993     3,153
                              ========  ========  ========  ========  ========
BALANCE SHEET DATA:
Cash and cash equivalents...  $ 65,238  $  2,819  $  1,497  $  1,695  $  2,473
Assets......................   209,782   140,917   133,016   137,308   141,151
Long-term debt, including
 amounts due within one
 year.......................   110,032   105,350    91,193    91,744   108,003
Stockholders' equity........    88,946    28,447    31,835    34,959    30,049

--------
(a) For accounting purposes, the consolidated financial information of Atria for 1992 is based upon the previous fiscal reporting period of such entities which most closely approximate the respective calendar year. Accordingly, operating results for the five months ended May 31, 1993 are included in both May 31, 1993 and December 31, 1993 disclosures. Revenues and net income for such period approximated $15.6 million and $61,000 respectively.
(b) Share and per share amounts for periods prior to the IPO are presented on a pro forma basis.
(c) Average occupancy is calculated on a daily basis by dividing the number of occupied units by the total number of available units.
(d) At end of period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The Selected Financial Data in Item 6 and the consolidated financial statements included in this Form 10-K set forth certain data with respect to the financial position, results of operations and cash flows of Atria which should be read in conjunction with the following discussion and analysis.

  Atria is a national provider of assisted and independent living communities for the elderly. At December 31, 1996, Atria operated 21 communities comprising 2,942 units located in 12 states. At March 1, 1997, Atria had 26 assisted living communities containing 1,827 units under development, including eight communities under construction.

PLANNED EXPANSION AND DEVELOPMENT

  Atria intends to expand its business in the future through both construction of additional communities and acquisition of existing facilities which could add 60 to 85 assisted and independent living communities consisting of approximately 5,400 to 7,650 units by the year 2000 (including 26 communities currently being developed). The estimated cost to construct, equip or otherwise acquire such communities could approximate $375 to $550 million.

  The estimated cost of Atria's planned expansion and development is significantly in excess of: (i) estimated cash flows from operations; (ii) proceeds from the IPO; and (iii) borrowings available under the Credit Facility. Management believes that substantial additional financing will be required to continue Atria's growth plans beyond 1997. Available sources of future capital may include, among other things, equity, public or private debt, and additional bank revolving credits. However, there can be no assurance that such financing will be available on terms which are acceptable to Atria, nor can there be any assurance that additional financing will not be required or sought by Atria in 1997.

  Newly opened communities are expected to incur operating losses until sufficient occupancy levels and operating efficiencies are achieved. Based upon historical experience, management believes that a typical community will achieve its targeted occupancy levels twelve months from commencement of operations. Accordingly, Atria will require substantial amounts of liquidity to maintain the operations of newly opened communities. In addition, if sufficient occupancy levels related to newly opened communities are not achieved within a reasonable period, the results of operations, financial position and liquidity of Atria could be materially and adversely impacted.

  The statements contained under "Planned Expansion and Development" are forward looking statements and are qualified by reference to the cautionary statements set forth under "Business--Additional Company Information-- Cautionary Statements."

RESULTS OF OPERATIONS

  A summary of operations follows:

                                    PERCENTAGE OF
                                      REVENUES
                                  -------------------
                                  1996   1995   1994
                                  -----  -----  -----
      Revenues..................  100.0% 100.0% 100.0%
                                  -----  -----  -----
      Salaries, wages and
       benefits.................   38.3   36.4   36.8
      Supplies..................    9.7   10.1   10.1
      Rent......................    0.7    0.8    0.9
      Depreciation and
       amortization.............    9.8   10.7   11.4
      Non-recurring
       transactions.............    2.0    1.2   (4.2)
      Other operating expenses..   20.4   19.7   21.0
                                  -----  -----  -----
                                   80.9   78.9   76.0
                                  -----  -----  -----
      Operating income..........   19.1   21.1   24.0
      Interest expense..........    8.3    9.0    8.9
      Investment income.........   (2.8)  (0.2)  (0.9)
                                  -----  -----  -----
        Income before income
         taxes and extraordinary
         loss...................   13.6   12.3   16.0
      Provision for income
       taxes....................    5.4    4.8    6.3
                                  -----  -----  -----
        Income before
         extraordinary loss.....    8.2%   7.5%   9.7%
                                  =====  =====  =====

  Revenues increased 8.1% to $51.8 million in 1996 and 20.7% to $48.0 million in 1995. This increase in 1996 was primarily attributable to price increases approximating 5% ($2.2 million), growth in occupancy ($1.0 million) and expansion of ancillary services ($600,000). The increase in 1995 revenues was primarily attributable to the purchase of controlling interest in two communities previously accounted for under the equity method ($4.4 million), the effect of two newly constructed communities ($2.2 million), price increases approximating 4% ($1.2 million), growth in occupancy ($600,000) and expansion of ancillary services ($400,000). Revenues in 1994 include approximately $600,000 related to the operations of a sold community.

  Compensation costs and other operating expenses as a percentage of revenues increased in 1996 compared to 1995. Increases in such costs resulted primarily from growth in administrative expenses of approximately $1.3 million associated with Atria's expansion and development program. Compensation and other operating expenses as a percentage of revenue declined in 1995 compared to 1994 primarily as a result of operating efficiencies associated with increased occupancy and the fixed nature of a significant portion of such costs.

  Operating income declined 1.9% to $9.9 million in 1996 and increased 5.7% to $10.1 million in 1995. Excluding the effect of non-recurring transactions, operating income increased 2.4% to $11.0 million in 1996 and increased 35.9% to $10.7 million in 1995. In both years, operating income increased primarily due to growth in revenues, operating efficiencies associated with higher occupancy levels and growth in ancillary services. However, operating income in 1996 was adversely impacted by administrative costs incurred in connection with Atria's expansion and development program.

  Income before extraordinary loss increased 19.1% to $4.3 million in 1996 and declined 6.6% to $3.6 million in 1995. Excluding the effect of non-recurring transactions, income before extraordinary loss increased 24.2% to $4.9 million in 1996 and 39.3% to $3.9 million in 1995. The improvement in 1996 was primarily attributable to a decline in interest costs and increased investment income resulting from the IPO. The improvement in 1995 resulted primarily from growth in operating income.

  For periods prior to the IPO, certain allocations and estimates have been made by management in the consolidated financial statements to present the historical financial position and results of operations of Atria as a separate entity. Upon consummation of the IPO, Atria became contractually obligated to pay Vencor for certain centralized management and administrative services underlying such historical allocations and estimates. The operating results of Atria include corporate costs and expenses of Vencor aggregating $620,000, $600,000 and $570,000 for the three years ended December 31, 1996, 1995 and 1994, respectively. Management believes that these allocations reasonably reflect the proportional costs incurred by Vencor on behalf of Atria.

  In June 1996, Atria recorded a non-recurring pretax charge of $1.1 million ($630,000 net of tax) in connection with the settlement of certain litigation involving a minority partner at one of its communities. Results of operations in 1995 include a charge of $600,000 ($360,000 net of tax) related to the writedown of undeveloped property to its estimated net realizable value. Pretax income in 1994 includes a gain on the sale of property aggregating $425,000 ($255,000 net of tax). In addition, settlements of certain litigation increased pretax earnings by approximately $1.3 million ($750,000 net of tax) in 1994.

LIQUIDITY AND CAPITAL RESOURCES

  Cash provided by operations totaled $13.2 million, $8.5 million and $7.6 million for the three years ended December 31, 1996, 1995 and 1994, respectively. The improvement in cash flows from operations resulted primarily from growth in net income (excluding non-recurring transactions) and, in 1996, growth in accounts payable and other accrued liabilities.

  As a result of the IPO, working capital at December 31, 1996 totaled $45.6 million. Current liabilities exceeded current assets by $776,000 at December 31, 1995, primarily as a result of the timing of cash settlements of advances from Vencor (which comprised 100% of Atria's pre-IPO equity). Substantially all cash and cash equivalents in excess of working capital needs will be used to fund Atria's expansion and development program.

  On August 26, 1996, Atria entered into the Credit Facility aggregating $200 million (including a letter of credit option not to exceed $70 million) which has a maturity of four years and may be extended at the option of the banks for one additional year. The Credit Facility bears interest, at Atria's option, at either (i) a base rate based on PNC Bank's prime rate or the daily federal funds rate or (ii) a LIBOR rate, plus an additional percentage based on certain leverage ratios. The obligations under the Credit Facility are secured by substantially all of Atria's property, the capital stock of its present and future principal subsidiaries and all intercompany indebtedness owed to Atria by its subsidiaries. Available borrowings under the Credit Facility at December 31, 1996 approximated $107 million.

  Net cash used in investing activities totaled $8.5 million, $2.9 million and $4.0 million for the three years ended December 31, 1996, 1995 and 1994, respectively. Atria's investing activities included capital expenditures related to the development of new facilities and expansion of existing operations totaling $7.4 million, $4.0 million and $5.7 million for the respective periods.

  Net cash provided by financing activities was $57.8 million (including $52.1 million of proceeds from the IPO) for 1996, while net cash used in financing activities totaled $4.3 million for 1995 and $3.8 million for 1994. In all periods, operating cash flows in excess of capital expenditures were used primarily to repay advances from Vencor.

  At March 1, 1997, Atria had 26 sites under development for new assisted living communities, eight of which were under construction. In addition, on March 3, 1997, the Company entered into a definitive agreement to acquire American ElderServe for a combination of stock and cash plus debt assumption valued at approximately $30.5 million. American ElderServe currently operates 12 assisted living communities containing 503 units and has six facilities under construction which are expected to open in 1997. Capital expenditures related to the Company's current development plan, including maintenance and expansion of existing facilities, could approximate $100 million to $110 million in 1997. Although management believes that cash flows from operations, proceeds from the IPO and available borrowings under the Credit Facility are sufficient to meet these liquidity needs, Atria will require substantial additional financing to continue its growth plans beyond 1997. At December 31, 1996, the additional cost to complete and equip three communities under construction approximated $7 million.

  Atria plans to retain future earnings to finance the growth of its business rather than to pay cash dividends. Payment of cash dividends in the future will depend on the financial condition, results of operations and capital requirements of Atria as well as other factors deemed relevant by the Board of Directors. The Credit Facility prohibits Atria from paying cash dividends.

  In connection with the IPO, all amounts previously classified as investments by and advances from Vencor were contributed to Atria as part of its permanent capitalization. In addition, Vencor also contributed approximately $4.3 million in cash to Atria prior to the consummation of the IPO.

  The Credit Facility contains financial covenants and other restrictions that
(i) require Atria to meet certain financial tests, (ii) require that there be no change of control of Atria, (iii) limit, among other things, the ability of Atria and certain of its subsidiaries to borrow additional funds, dispose of certain assets and engage in mergers and other business combinations, (iv) prohibit distributions to Atria's stockholders and (v) require that Vencor own at least 30% of Atria's common stock. Vencor has guaranteed for four years certain borrowings by Atria under the Credit Facility in amounts up to $100 million in the first year following the IPO, declining to $75 million, $50 million and $25 million in each respective year thereafter.

EFFECTS OF INFLATION AND CHANGING PRICES

  Atria derives substantially all of its revenues from private pay sources within its assisted and independent living business. The terms of most rental agreements approximate one year, generally enabling Atria to increase prices to maintain operating margins. However, management believes that a significant number of competing assisted and independent living communities will be developed in markets in which Atria operates, the effect of which may limit Atria's ability to increase prices to maintain operating margins in the future. In addition, other market conditions, including the effect of unfavorable real estate zoning requirements and increased government regulation, could adversely impact Atria's ability to increase prices or control growth in operating expenses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this Item is included in appendix pages F-1 through F-15 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEMS 10, 11, 12, AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by these Items other than the information set forth above under Part I, "Executive Officers of the Registrant," is omitted because the Company is filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report. The required information contained in the Company's proxy statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) (1) Index to Consolidated Financial Statements:

                                                                           PAGE
                                                                           ----
Report of Independent Auditors............................................  F-2
Consolidated Financial Statements:
 Consolidated Statement of Income for the years ended December 31, 1996,
  1995 and 1994...........................................................  F-3
 Consolidated Balance Sheet, December 31, 1996 and 1995...................  F-4
 Consolidated Statement of Stockholders' Equity for the years ended
  December 31, 1996, 1995 and 1994........................................  F-5
 Consolidated Statement of Cash Flows for the years ended December 31,
  1996, 1995 and 1994.....................................................  F-6
 Notes to Consolidated Financial Statements...............................  F-7
 Quarterly Consolidated Financial Information (unaudited)................. F-15

  (a) (2) Index to Exhibits:

                                 EXHIBIT INDEX

 NUMBER DESCRIPTION OF DOCUMENT
 ------ -----------------------
   3.1  Restated Certificate of Incorporation. Exhibit 3.1 to the
        Company's Registration Statement on Form S-1 (Comm. File 333-
        06907) is hereby incorporated by reference.
   3.2  Amended and Restated By-laws. Exhibit 3.2 to the Company's
        Registration Statement on Form S-1 (Comm. File No. 333-06907) is
        hereby incorporated by reference.
   4.1  Specimen Common Stock Certificate. Exhibit 4 to the Company's
        Registration Statement on Form S-1 (Comm. File No. 333-06907) is
        hereby incorporated by reference.
   4.2  Article IV of the Restated Certificate of Incorporation is
        included in Exhibit 3.1.
   4.3  Credit Agreement dated as of August 15, 1996, among (a) Atria
        Communities, Inc., as Borrower; (b) the lending institutions listed in Annex I to the Credit Agreement, as Lenders; (c) PNC
        Bank, National Association, as Administrative Agent; (d) PNC
        Bank, Kentucky, Inc., as Managing Agent; (e) National City Bank
        of Kentucky, as Documentation Agent, and (f) PNC Bank, National
        Association, National City Bank of Kentucky, and the Toronto-
        Dominion Bank, New York Agency, as Syndication Agent. Exhibit 1
        to the Company's Current Report on Form 8-K dated August 26,
        1996 (Comm. File No. 0-21159) is hereby incorporated by
        reference.
  10.1  Form of Registration Rights Agreement. Exhibit 10.1 to the
        Company's Registration Statement on Form S-1 (Comm. File No.
        333-06907) is hereby incorporated by reference.
  10.2  Form of Incorporation Agreement. Exhibit 10.2 to the Company's
        Registration Statement on Form S-1 (Comm. File No. 333-06907) is
        hereby incorporated by reference.
  10.3  Form of Administrative Services Agreement. Exhibit 10.3 to the
        Company's Registration Statement on Form S-1 (Comm. File No.
        333-06907) is hereby incorporated by reference.
  10.4  Form of Tax Sharing Agreement. Exhibit 10.4 to the Company's
        Registration Statement on Form S-1 (Comm. File No. 333-06907) is
        hereby incorporated by reference.
  10.5  Form of 1996 Stock Ownership Incentive Plan. Exhibit 10.5 to the
        Company's Registration Statement on Form S-1 (Comm. File No.
        333-06907) is hereby incorporated by reference.
  10.6  Form of Non-Employee Directors 1996 Stock Incentive Plan.
        Exhibit 10.6 to the Company's Registration Statement on Form S-1
        (Comm. File No. 333-06907) is hereby incorporated by reference.
  10.7  Mortgage and Trust Indenture dated as of November 1, 1990, by and between New Pond Village Associates and The First National
        Bank of Boston, as Trustee. Exhibit 10.7 to the Company's
        Registration Statement on Form S-1 (Comm. File No. 333-06907) is
        hereby incorporated by reference.

 NUMBER DESCRIPTION OF DOCUMENT
 ------ -----------------------
 10.8   Indenture of Trust and Agreement dated as of December 1, 1985, by and among The Redevelopment Agency of the City of San Marcos,
        San Marcos Retirement Village, The First National Bank of
        Boston, as Trustee, and Security Pacific National Bank. Exhibit
        10.8 to the Company's Registration Statement on Form S-1 (Comm.
        File No. 333-06907) is hereby incorporated by reference.
 10.9   Form of Services Agreements relating to Kachina Point, San
        Marcos, McMillen, Valley Manor, The Greens, Heritage at Wildwood
        and Villa Campana. Exhibit 10.9 to the Company's Registration
        Statement on Form S-1 (Comm. File No. 333-06907) is hereby incorporated by reference.
 10.10  Form of Sublease Agreement. Exhibit 10.10 to the Company's
        Registration Statement on Form S-1 (Comm. File No. 333-06907) is
        hereby incorporated by reference.
 10.11  Form of Voting Agreement. Exhibit 10.11 to the Company's
        Registration Statement on Form
        S-1 (Comm. File No. 333-06907) is hereby incorporated by
        reference.
 10.12  Form of Redding Lease. Exhibit 10.12 to the Company's
        Registration Statement on Form S-1 (Comm. File No. 333-06907) is
        hereby incorporated by reference.
 10.13  Form of New Pond Village Associates Lease. Exhibit 10.13 to the
        Company's Registration Statement on Form S-1 (Comm. File No.
        333-06907) is hereby incorporated by reference.
 10.14  Form of Term Promissory Note to Vencor. Exhibit 10.14 to the
        Company's Registration Statement on Form S-1 (Comm. File No.
        333-06907) is hereby incorporated by reference.
 10.15  Foxhill Village Management Agreement. Exhibit 10.15 to the
        Company's Registration Statement on Form S-1 (Comm. File No.
        333-06907) is hereby incorporated by reference.
 10.16  Form of Guaranty Fee Agreement. Exhibit 10.16 to the Company's
        Registration Statement on Form S-1 (Comm. File No. 333-06907) is
        hereby incorporated by reference.
 10.17  Security Agreement dated as of August 15, 1996 among Atria
        Communities, Inc. as a Assignor and the other Assignors named therein, and PNC Bank, National Association, as Collateral
        Agent. Exhibit 2 to the Company's Current Report on Form 8-K
        dated August 26, 1996 (Comm. File No. 0-21159) is hereby
        incorporated by reference.
 10.18  Pledge Agreement dated as of August 15, 1996 among Atria
        Communities, Inc. as a Pledgor and the other Pledgors named therein, and PNC Bank, National Association, as Collateral
        Agent. Exhibit 3 to the Company's Current Report on Form 8-K
        dated August 26, 1996 (Comm. File No. 0-21159) is hereby
        incorporated by reference.
 10.19  Parent Guaranty dated as of August 15, 1996 among (a) Atria
        Communities, Inc., as Borrower, (b) Vencor, Inc., as Parent
        Guarantor, (c) First Healthcare Corporation, Northwest
        Healthcare, Inc., Medisave Pharmacies, Inc., Hillhaven of
        Central Florida, Inc., and Nationwide Care, Inc., as Supporting
        Guarantors, and (d) PNC Bank, National Association, as
        Administrative Agent. Exhibit 4 to the Company's Current Report
        on Form 8-K dated August 26, 1996 (Comm. File No. 0-21159) is hereby incorporated by reference.
 10.20  Subsidiary Guaranty dated as of August 15, 1996 between the subsidiaries of Atria Communities, Inc. named therein and PNC
        Bank, National Association, as Administrative Agent. Exhibit 5
        to the Company's Current Report on Form 8-K dated August 26,
        1996 (Comm. File No. 0-21159) is hereby incorporated by
        reference.
 10.21  Future Advance Mortgage, Assignment of Leases and Security
        Agreement dated as of August 15, 1996, executed by Atria
        Communities, Inc., in favor of PNC Bank, National Association, as Collateral Agent (Heritage at Wildwood). (Similar forms were used for other properties. See Annex III to the Credit Facility
        Agreement.) Exhibit 6 to the Company's Current Report on Form 8-
        K dated August 26, 1996 (Comm. File No. 0-21159) is hereby incorporated by reference.

 NUMBER DESCRIPTION OF DOCUMENT
 ------ -----------------------
 10.22  Future Advance Deed of Trust, Fixture Filing, and Assignment of
        Leases and Rents and Security Agreement dated as of August 15,
        1996, executed by Atria Communities, Inc. in favor of
        Transnation Title Insurance Company (Valley Manor). (Similar
        forms were used for other properties. See Annex III to the
        Credit Facility Agreement). Exhibit 7 to the Company's Current
        Report on Form 8-K dated August 26, 1996 (Comm. File No. 0-
        21159) is hereby incorporated by reference.
 11     Statement Regarding Computation of Per Share Earnings.
 21     Subsidiaries of the Registrant.
 23     Consent of Ernst & Young LLP.
 27     Financial Data Schedule (included only in filings under the
        Electronic Data Gathering, Analysis, and Retrieval System).

(b) REPORTS ON FORM 8-K.

  During the fourth quarter of 1996, the Company filed a Current Report on Form 8-K dated October 10, 1996 which disclosed certain cautionary statements for the purpose of establishing a readily available document for reference pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

(c) EXHIBITS.

  The response to this portion of Item 14 is submitted as a separate section of this Report.

(d) FINANCIAL STATEMENT SCHEDULES.

  Not applicable

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ATRIA COMMUNITIES, INC.

                                                  /s/ J. Timothy Wesley
Date: March 27, 1997                      By: _________________________________
                                                    J. Timothy Wesley
                                              Chief Financial Officer, Vice
                                                      President of
                                                Development and Secretary

  In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

    /s/   W. Bruce Lunsford          Chairman of the Board           March 27, 1997
____________________________________
         W. Bruce Lunsford

   /s/  W. Patrick Mulloy, II        Chief Executive Officer,        March 27, 1997
____________________________________  President and Director
       W. Patrick Mulloy, II

    /s/   J. Timothy Wesley          Chief Financial Officer,        March 27, 1997
____________________________________  Vice President of
         J. Timothy Wesley            Development and Secretary
                                      (Chief Financial and
                                      Accounting Officer)

  /s/   Sandra Harden Austin         Director                        March 27, 1997
____________________________________
        Sandra Harden Austin

   /s/ William C. Ballard Jr.        Director                        March 27, 1997
____________________________________
       William C. Ballard Jr.

        /s/ Peter J. Grua            Director                        March 27, 1997
____________________________________
           Peter J. Grua

       /s/  Thomas T. Ladt           Director                        March 27, 1997
____________________________________
           Thomas T. Ladt

       /s/  R. Gene Smith            Director                        March 27, 1997
____________________________________
           R. Gene Smith

                            ATRIA COMMUNITIES, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Independent Auditors............................................  F-2
Consolidated Financial Statements:
 Consolidated Statement of Income for the years ended December 31, 1996,
  1995 and 1994...........................................................  F-3
 Consolidated Balance Sheet, December 31, 1996 and 1995...................  F-4
 Consolidated Statement of Stockholders' Equity for the years ended
  December 31, 1996, 1995
  and 1994................................................................  F-5
 Consolidated Statement of Cash Flows for the years ended December 31,
  1996, 1995 and 1994.....................................................  F-6
 Notes to Consolidated Financial Statements...............................  F-7
 Quarterly Consolidated Financial Information (Unaudited)................. F-15

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Atria Communities, Inc.

  We have audited the accompanying consolidated balance sheet of Atria Communities, Inc. (formerly the assisted and independent living businesses of Vencor, Inc.--see Note 1) as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atria Communities, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                                           LOGO
Louisville, Kentucky
February 1, 1997, except
for Note 11 as to which
the date is March 3, 1997

                            ATRIA COMMUNITIES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       1996     1995     1994
                                                      -------  -------  -------
Revenues............................................  $51,846  $47,976  $39,758
                                                      -------  -------  -------
Salaries, wages and benefits........................   19,861   17,455   14,638
Supplies............................................    5,024    4,860    4,023
Rent................................................      353      383      333
Depreciation and amortization.......................    5,060    5,113    4,541
Non-recurring transactions..........................    1,050      600   (1,675)
Other operating expenses............................   10,594    9,465    8,347
                                                      -------  -------  -------
                                                       41,942   37,876   30,207
                                                      -------  -------  -------
Operating income....................................    9,904   10,100    9,551
Interest expense....................................    4,287    4,322    3,538
Investment income...................................   (1,439)    (147)    (330)
                                                      -------  -------  -------
Income before income taxes and extraordinary loss...    7,056    5,925    6,343
Provision for income taxes..........................    2,787    2,341    2,506
                                                      -------  -------  -------
Income before extraordinary loss....................    4,269    3,584    3,837
Extraordinary loss on extinguishment of debt, net of
 income
 tax benefit of $93 in 1995.........................        -     (146)       -
                                                      -------  -------  -------
    Net income......................................  $ 4,269  $ 3,438  $ 3,837
                                                      =======  =======  =======
Earnings per common and common equivalent share:
 Income before extraordinary loss...................  $  0.35  $  0.36
 Extraordinary loss on extinguishment of debt, net
  of income
  tax benefit.......................................        -    (0.02)
                                                      -------  -------
    Net income......................................  $  0.35  $  0.34
                                                      =======  =======
Shares used in computing earnings per common
 and common equivalent share........................   12,226   10,095


                            See accompanying notes.

                            ATRIA COMMUNITIES, INC.
                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1996 AND 1995
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               1996      1995
                          ASSETS                             --------  --------
Current assets:
 Cash and cash equivalents.................................  $ 65,238  $  2,819
 Accounts receivable less allowance for loss of $130--1996
  and $89--1995............................................       574       561
 Other.....................................................       985       366
                                                             --------  --------
                                                               66,797     3,746
Property and equipment, at cost:
 Land......................................................    21,368    20,668
 Buildings.................................................   123,707   122,986
 Equipment.................................................    11,228    10,510
 Construction in progress (estimated cost to complete and
  equip after December 31, 1996--$7,000)...................     5,643        73
                                                             --------  --------
                                                              161,946   154,237
 Accumulated depreciation..................................   (27,426)  (23,027)
                                                             --------  --------
                                                              134,520   131,210
Intangible assets less accumulated amortization of $3,599--
 1996 and $3,294--1995.....................................     3,353     2,173
Other......................................................     5,112     3,788
                                                             --------  --------
                                                             $209,782  $140,917
                                                             ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable..........................................  $  2,536  $  1,875
 Salaries, wages and other compensation....................     1,163     1,019
 Other accrued liabilities.................................     2,686       784
 Long-term debt due within one year........................    14,825       844
                                                             --------  --------
                                                               21,210     4,522
Long-term debt.............................................    95,207   104,506
Deferred credits and other liabilities.....................     4,419     3,442
Contingencies
Stockholders' equity:
 Preferred stock, $1.00 par value, authorized 5,000 shares:
  none issued and outstanding..............................         -         -
 Common stock, $0.10 par value; authorized 50,000 shares;
  issued and
  outstanding 15,830 shares................................     1,583         -
 Capital in excess of par value............................    85,658         -
 Retained earnings.........................................     1,705         -
 Investments by and advances from Vencor, Inc..............         -    28,447
                                                             --------  --------
                                                               88,946    28,447
                                                             --------  --------
                                                             $209,782  $140,917
                                                             ========  ========


                            See accompanying notes.

                            ATRIA COMMUNITIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                             INVESTMENTS
                                           CAPITAL              BY AND
                         COMMON  COMMON   IN EXCESS            ADVANCES
                         STOCK    STOCK      OF     RETAINED     FROM
                         SHARES PAR VALUE PAR VALUE EARNINGS VENCOR, INC.  TOTAL
                         ------ --------- --------- -------- ------------ -------
Balances, December 31,
 1993...................      -  $    -    $     -   $    -    $ 34,959   $34,959
 Net income.............                                          3,837     3,837
 Net cash payments to
  Vencor, Inc...........                                         (6,811)   (6,811)
 Non-cash transfers to
  Vencor, Inc...........                                           (150)     (150)
                         ------  ------    -------   ------    --------   -------
Balances, December 31,
 1994...................      -       -          -        -      31,835    31,835
 Net income.............                                          3,438     3,438
 Net cash payments to
  Vencor, Inc...........                                         (6,350)   (6,350)
 Non-cash transfers to
  Vencor, Inc...........                                           (476)     (476)
                         ------  ------    -------   ------    --------   -------
Balances, December 31,
 1995...................      -       -          -        -      28,447    28,447
 Net income January 1,
  through
  August 19, 1996.......                                          2,564     2,564
 Net income after August
  19, 1996..............                              1,705                 1,705
 Net cash advances by
  Vencor, Inc...........                                          2,621     2,621
 Non-cash transfers from
  Vencor, Inc...........                                          1,646     1,646
 Equity contribution
  from Vencor, Inc...... 10,000   1,000     34,278              (35,278)        -
 Net proceeds from
  public offering of
  common stock..........  5,750     575     51,234                         51,809
 Award of restricted
  stock.................     80       8        146                            154
                         ------  ------    -------   ------    --------   -------
Balances, December 31,
 1996................... 15,830  $1,583    $85,658   $1,705    $      -   $88,946
                         ======  ======    =======   ======    ========   =======


                            See accompanying notes.

                            ATRIA COMMUNITIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                      1996     1995     1994
                                                    --------  -------  -------
Cash flows from operating activities:
 Net income........................................ $  4,269  $ 3,438  $ 3,837
 Adjustments to reconcile net income to net cash
  provided
  by operating activities:
  Depreciation and amortization....................    5,060    5,113    4,541
  Provision for doubtful accounts..................       42       79        7
  Deferred income taxes............................      860      (63)     169
  Extraordinary loss on extinguishment of debt.....        -      239        -
  Non-recurring transactions.......................      750      600     (425)
  Other............................................       22     (261)    (745)
  Changes in operating assets and liabilities:
   Accounts receivable.............................     (340)    (240)    (212)
   Other assets....................................      164      234       18
   Accounts payable................................    1,354       53      572
   Other accrued liabilities.......................    1,017     (661)    (179)
                                                    --------  -------  -------
    Net cash provided by operating activities......   13,198    8,531    7,583
                                                    --------  -------  -------
Cash flows from investing activities:
 Purchase of property and equipment................   (7,389)  (4,025)  (5,714)
 Sale of assets....................................        -        -      672
 Collection of notes receivable....................        -        -    1,800
 Net change in partnership investments.............       31      716     (814)
 Other.............................................   (1,185)     437       54
                                                    --------  -------  -------
    Net cash used in investing activities..........   (8,543)  (2,872)  (4,002)
                                                    --------  -------  -------
Cash flows from financing activities:
 Issuance of long-term debt........................   23,205    6,806    6,450
 Repayment of long-term debt.......................  (18,205)  (4,659)  (3,348)
 Payment of deferred financing costs...............   (1,816)       -        -
 Public offering of common stock...................   52,097        -        -
 Equity contribution from Vencor, Inc..............    4,350        -        -
 Net payments to Vencor, Inc.......................   (1,729)  (6,350)  (6,811)
 Other.............................................     (138)    (134)     (70)
                                                    --------  -------  -------
    Net cash provided by (used in) financing
     activities....................................   57,764   (4,337)  (3,779)
                                                    --------  -------  -------
Change in cash and cash equivalents................   62,419    1,322     (198)
Cash and cash equivalents at beginning of period...    2,819    1,497    1,695
                                                    --------  -------  -------
Cash and cash equivalents at end of period......... $ 65,238  $ 2,819  $ 1,497
                                                    ========  =======  =======
Supplemental information:
 Interest payments................................. $  3,528  $ 4,397  $ 3,667
 Income tax payments...............................    2,446    2,310    2,336
 Non-cash transaction:
  Exchange of note receivable for additional
   partnership interest............................        -    4,552        -

                            See accompanying notes.

                            ATRIA COMMUNITIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ACCOUNTING POLICIES

 BASIS OF PRESENTATION

  Atria Communities, Inc. ("Atria" or the "Company") is a national provider of assisted and independent living communities for the elderly. At December 31, 1996, Atria operated 21 communities located in 12 states with a total of 2,942 units, including 650 assisted living units and 2,292 independent living units.

  In May 1996, the Board of Directors of Vencor, Inc. ("Vencor") authorized management to establish Atria as a wholly owned subsidiary to operate Vencor's assisted and independent living business. As part of that transaction, management consummated an initial public offering (the "IPO") of 5,750,000 shares of Atria's common stock (including 750,000 shares in connection with the exercise of the underwriters' overallotment option) in the third quarter of 1996. At December 31, 1996, Vencor owned 10,000,000 shares, or 63.2%, of Atria's outstanding common stock.

  The consolidated financial statements include all subsidiaries. Significant intercompany transactions have been eliminated.

  The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include amounts based upon the estimates and judgments of management. Actual amounts may differ from these estimates.

 REVENUES

  Revenues are recognized when services are rendered and consist of daily resident fees and fees for other ancillary services. Agreements with residents are generally for a term of one year. Revenues from management contracts are recognized in the period earned in accordance with the terms of the management agreement.

  Substantially all revenues are derived from private pay sources. A summary of revenues follows (dollars in thousands):

                                                         1996    1995    1994
                                                        ------- ------- -------
Owned and leased facilities............................ $51,568 $47,635 $39,340
Managed facilities.....................................     278     341     418
                                                        ------- ------- -------
                                                        $51,846 $47,976 $39,758
                                                        ======= ======= =======

  The terms of resident agreements at one community require the resident to forfeit a certain percentage of the face amount of a resident mortgage bond (purchased by the resident at the inception of the residency agreement) to Atria upon termination of the residency agreement. These amounts are recorded as deferred revenue at the inception of the residency agreement and recognized as income on a straight-line basis over the estimated stay of a resident based upon the community's historical experience. See Note 4.

 CASH AND CASH EQUIVALENTS

  Cash and cash equivalents include highly liquid investments with an original maturity of three months or less. Carrying values of cash and cash equivalents approximate fair value due to the short-term nature of these instruments.

 ALLOWANCE FOR DOUBTFUL ACCOUNTS

  A summary of the allowance for doubtful accounts follows (dollars in thousands):

                                                               1996  1995  1994
                                                               ----  ----  ----
Balance at beginning of period................................ $ 89  $46   $47
  Provision for doubtful accounts.............................   42   79     7
  Accounts written off........................................   (1) (36)   (8)
                                                               ----  ---   ---
Balance at end of period...................................... $130  $89   $46
                                                               ====  ===   ===

                            ATRIA COMMUNITIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1--ACCOUNTING POLICIES (CONTINUED)

 PROPERTY AND EQUIPMENT

  Property and equipment are recorded at cost and include interest capitalized on significant construction projects during the construction period as well as other costs directly related to the development and construction of communities.

  Depreciation expense, computed by the straight-line method, was $4.6 million in 1996, $4.4 million in 1995 and $3.8 million in 1994. Depreciable lives for buildings range generally from 20 to 45 years. Estimated useful lives of equipment vary from 5 to 10 years.

  During 1996, Atria adopted Financial Accounting Standards Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The provisions of this statement did not have a material impact on the consolidated financial statements.

 INTANGIBLE ASSETS

  Intangible assets consist primarily of debt issuance costs and are amortized by the straight-line method based upon the lives of the respective loans.

 INCOME TAXES

  Prior to the IPO, Atria's operations were included in Vencor's federal and certain state income tax returns on a consolidated basis. Accordingly, provision for income taxes recorded in the consolidated financial statements of Vencor have been apportioned to Atria on a divisional basis. However, for purposes of the accompanying consolidated financial statements, the provision for income taxes has been recorded as if Atria were filing separate income tax returns. Subsequent to the IPO, Atria will file separate federal and state income tax returns.

 MINORITY INTEREST IN CONSOLIDATED ENTITIES

  The consolidated financial statements include all assets, liabilities, revenues and expenses of partnerships controlled by Atria. Minority interests in the earnings and equity of these entities are not significant.

 EARNINGS PER COMMON SHARE

  Shares used in the computation of earnings per share include 10,000,000 shares of common stock issued to Vencor for its contribution of assets to Atria and the assumption by Atria of related liabilities, and 95,000 shares of restricted stock. In addition, for the year ended December 31, 1996, the computation also gives effect to the 5,750,000 shares issued in connection with the IPO and the dilution associated with the issuance of common stock options. Share and per share amounts for periods prior to the IPO are presented on a pro forma basis.

NOTE 2--NON-RECURRING TRANSACTIONS

  In June 1996, Atria recorded a non-recurring pretax charge of $1.1 million in connection with the settlement of certain litigation involving a minority partner at one of its communities. Results of operations in 1995 include a charge of $600,000 related to the writedown of undeveloped property to its estimated net realizable value. Operating results in 1994 include a gain on the sale of property aggregating $425,000.

  Settlements of certain litigation increased income before income taxes by approximately $1.3 million in 1994.

                            ATRIA COMMUNITIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--INCOME TAXES

  A summary of provision for income taxes follows (dollars in thousands):

                                                          1996    1995    1994
                                                         ------  ------  ------
Current
 Federal................................................ $1,634  $2,021  $1,965
 State..................................................    293     383     372
                                                         ------  ------  ------
                                                          1,927   2,404   2,337
Deferred................................................    860     (63)    169
                                                         ------  ------  ------
                                                         $2,787  $2,341  $2,506
                                                         ======  ======  ======

  Reconciliation of federal statutory rate to effective income tax rate follows:

                                                          1996    1995    1994
                                                         ------  ------  ------
Federal statutory rate..................................   35.0%   35.0%   35.0%
State income taxes, net of federal income tax benefit...    3.7     4.0     4.1
Other items, net........................................    0.8     0.5     0.4
                                                         ------  ------  ------
 Effective income tax rate..............................   39.5%   39.5%   39.5%
                                                         ======  ======  ======

  A summary of deferred income taxes by source included in the consolidated balance sheet at December 31 follows (dollars in thousands):

                                                  1996               1995
                                           ------------------ ------------------
                                           ASSETS LIABILITIES ASSETS LIABILITIES
                                           ------ ----------- ------ -----------
Depreciation.............................. $    -   $3,761    $    -   $2,954
Partnerships..............................  2,040        -     1,908        -
Compensation..............................    214      198       187        -
Other.....................................    361      223       152        -
                                           ------   ------    ------   ------
                                           $2,615   $4,182    $2,247   $2,954
                                           ======   ======    ======   ======

  Deferred income taxes totaling $193,000 and $79,000 at December 31, 1996 and 1995, respectively, are included in other current assets. Non-current deferred income taxes, included principally in deferred credits and other liabilities, totaled $1,760,000 and $786,000 at December 31, 1996 and 1995, respectively.

NOTE 4--LONG-TERM DEBT

  A summary of long-term debt at December 31 follows (dollars in thousands):

                                                                1996     1995
                                                              -------- --------
Industrial revenue bonds, 5.0% to 6.1% (rates generally
 floating, average 5.2%) payable in periodic installments
 through 2010................................................ $ 62,115 $ 66,456
Non-interest bearing residential mortgage bonds, payable in
 periodic installments through 2040..........................   33,917   33,344
Collateralized borrowings under Vencor, Inc. bank revolving
 credit agreement (floating rates averaging 6.9%)............        -    5,550
Note payable to Vencor, Inc., at prime plus 1%, due August
 1997........................................................   14,000        -
                                                              -------- --------
  Total debt, average life of 20 years (rates averaging
   4.1%).....................................................  110,032  105,350
Amounts due within one year..................................   14,825      844
                                                              -------- --------
  Long-term debt............................................. $ 95,207 $104,506
                                                              ======== ========

                            ATRIA COMMUNITIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED)
NOTE 4--LONG-TERM DEBT (CONTINUED)

  Under the terms of a residency agreement at one community, residents are required to purchase a residential mortgage bond which entitles them to occupy a residential unit and to receive services and use the community as described in the agreement. The face amount of each bond is equal to the market value of the residential unit to be occupied by the resident. The bonds represent non-interest bearing loans to the Company and are non-transferable. The first maturity date of each bond is January 1, 2040; however, the Company is required to redeem a bond within 180 days of the termination of a residency agreement, at which time the Company is required to repay the residential mortgage bond to the resident less a fee of up to 20% of the face amount of the bond. The consolidated statement of cash flows includes issuances of resident mortgage bonds aggregating $5.5 million, $4.2 million and $6.5 million in 1996, 1995 and 1994, respectively, and redemptions of such bonds aggregating $4.7 million, $3.5 million and $2.8 million for each of the respective years.

  Maturities of long-term debt in years 1998 through 2001 are $825,000, $875,000, $875,000 and $875,000, respectively.

  The estimated fair value of Atria's long-term debt was $97.0 million and $91.8 million at December 31, 1996 and 1995, respectively, compared to carrying amounts aggregating $110.0 million and $105.4 million. The estimate of fair value is based upon the quoted market prices for the same or similar issues of long-term debt, or on rates available to Atria for debt of the same remaining maturities.

  On August 26, 1996, Atria entered into a bank credit facility (the "Credit Facility") aggregating $200 million (including a letter of credit option not to exceed $70 million) which has a maturity of four years and may be extended at the option of the banks for one additional year. The Credit Facility will bear interest, at Atria's option, at either (i) a base rate based on PNC Bank's prime rate or the daily federal funds rate or (ii) a LIBOR rate, plus an additional percentage based on certain leverage ratios. The obligations under the Credit Facility are secured by substantially all of Atria's property, the capital stock of its present and future principal subsidiaries and all intercompany indebtedness owed to Atria by its subsidiaries.

  The Credit Facility contains financial covenants and other restrictions that
(i) require Atria to meet certain financial tests, (ii) require that there be no change of control of Atria, (iii) limit, among other things, the ability of Atria and certain of its subsidiaries to borrow additional funds, dispose of certain assets and engage in mergers and other business combinations, (iv) prohibit distributions to Atria's stockholders and (v) require that Vencor own at least 30% of Atria's common stock. Vencor has guaranteed for four years certain borrowings by Atria under the Credit Facility in amounts up to $100 million in the first year following the IPO, declining to $75 million, $50 million and $25 million in each respective year thereafter.

NOTE 5--CONTINGENCIES

  Management continually evaluates contingencies based upon the best available evidence. In addition, allowances for loss are provided currently for disputed items that have continuing significance, such as deductions that continue to be claimed on tax returns.

  Management believes that allowances for loss have been provided to the extent necessary and that its assessment of contingencies is reasonable. Management believes that resolution of contingencies will not materially affect Atria's liquidity, financial position or results of operations.

                            ATRIA COMMUNITIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6--TRANSACTIONS WITH VENCOR

  For periods prior to the IPO, certain allocations and estimates have been made by management in the consolidated financial statements to present the historical financial position and results of operations of Atria as a separate entity. Upon consummation of the IPO, Atria became contractually obligated to pay Vencor for certain centralized management and administrative services underlying such historical allocations and estimates. The operating results of Atria include corporate costs and expenses of Vencor aggregating $620,000, $600,000 and $570,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Management believes that these allocations reasonably reflect the proportional costs incurred by Vencor on behalf of Atria.

  Administrative Services--Vencor provides to Atria for a period of one year various administrative services in such areas as finance and accounting, human resources, risk management, legal support, market planning and information systems support. Atria may extend the Administrative Services Agreement for up to one additional year, subject to termination by either party upon 60 days prior written notice.

  Shared Services--Atria and subsidiaries of Vencor share certain costs at seven communities relating to marketing and certain administrative services. These agreements may be canceled by either party upon 90 days prior written notice. Atria will pay a maximum of $150,000 per year for such services.

  Guarantees--Vencor guarantees for four years certain borrowings by Atria under the Credit Facility in amounts up to $100 million in the first year following the IPO, declining to $75 million, $50 million and $25 million in each respective year thereafter. Atria will pay to Vencor a fee equal to 1 1/2% of any guaranteed amounts. During 1996, Atria did not incur any costs related to Vencor's guarantee.

  Leases--Atria leases certain properties from Vencor including its headquarters office space. Rent expense approximated $18,000 in 1996.

  Borrowings From Vencor--A subsidiary of Atria is indebted to Vencor in the amount of $14 million, due August 1997, which bears interest (payable quarterly) at a rate equal to the floating prime rate of National City Bank, Kentucky plus 1%. The promissory note may be prepaid without penalty at any time after six months. Interest costs incurred by Atria in connection with this note aggregated $482,000 for the year ended December 31, 1996.

  Income Taxes--A tax sharing agreement provides for risk-sharing arrangements in connection with various income tax related issues.

  Registration Rights--Atria has granted demand and piggyback registration rights to Vencor with respect to registration under the Securities Act of 1933 of Atria Common Stock owned by Vencor. Four demand registrations are permitted. Atria will pay the fees and expenses of two demand registrations and the piggyback registrations, while Vencor will pay all underwriting discounts and commissions. The registration rights expire five years from the completion of the IPO and are subject to certain conditions and limitations, including the right of underwriters of an offering to limit the number of shares owned by Vencor included in such registration.

  Registration Expenses--Atria paid Vencor $150,000 for Vencor's assistance provided to Atria in connection with the IPO.

                            ATRIA COMMUNITIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6--TRANSACTIONS WITH VENCOR (CONTINUED)

  Liabilities and Indemnifications--Atria assumed all contractual liabilities relating to the assets transferred by Vencor to Atria.

  In connection with the IPO, all amounts previously classified as investments by and advances from Vencor were contributed to Atria as part of its permanent capitalization. In addition, Vencor also contributed approximately $4.3 million in cash to Atria prior to the consummation of the IPO.

NOTE 7--CAPITAL STOCK

 PLAN DESCRIPTIONS

  Atria's Restated Certificate of Incorporation authorizes 50,000,000 shares of common stock (par value $0.10 per share) and 5,000,000 shares of preferred stock (par value $1.00 per share). No preferred stock was issued in 1996.

  The accompanying consolidated financial statements are presented as if Atria had been operated as a separate entity. Accordingly, stockholders' equity prior to the IPO comprises both investments by and non-interest bearing advances from Vencor. In connection with the IPO, such amounts have been classified as part of Atria's permanent equity capitalization.

  Atria has established certain stock compensation plans under which options to purchase common stock may be granted to officers, key employees and directors who are not employees of Atria. Options may be granted at not less than market price on the date of grant. Options are exercisable in whole or in part one to four years after grant and ending ten years after grant. The plans also provide that awards of restricted stock may be distributed to officers, key employees and certain directors. The initial restricted stock issued in connection with the IPO will vest one-half annually over a two-year period.

  Options granted in 1996 (option price of $10.00 per share) aggregated 639,500, of which 549,500 were outstanding at December 31, 1996. The remaining contractual life of the options outstanding at December 31, 1996 approximated 10 years. Shares of common stock available for future grants were 700,500 at December 31, 1996.

 STATEMENT NO. 123 DATA

  Atria has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of Atria's employee stock options is equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  Pro forma information regarding net income and earnings per share is required by Statement No. 123, which also requires that the information be determined as if Atria has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1996: risk-free interest rate of 6.5%; no dividend yield; expected term of 9 years and a volatility factor of the expected market price of Atria's common stock of .50. The fair value of options granted in 1996 approximated $6.69 per share.

                            ATRIA COMMUNITIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 7--CAPITAL STOCK (CONTINUED)

 STATEMENT NO. 123 DATA (CONTINUED)

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Atria's employee stock options have characteristics significantly different from those of traded options, and because the changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma information follows (in thousands, except per share amounts):

                                                                          1996
                                                                         ------
Pro forma net income.................................................... $3,929
Pro forma earnings per common share.....................................   0.32

  All stock options outstanding as of December 31, 1996 were granted in connection with the IPO.

NOTE 8--EMPLOYEE BENEFIT PLANS

  Atria participates in Vencor's defined contribution retirement plans covering employees who meet certain minimum eligibility requirements. Benefits are determined as a percentage of a participant's contributions and are generally vested based upon length of service. Retirement plan expense was $84,000 for 1996, $77,000 for 1995 and $66,000 for 1994. Amounts equal to retirement plan expense are funded annually.

  Atria participates in a substantial number of Vencor employee benefit plans.

NOTE 9--ACCRUED LIABILITIES

  A summary of other accrued liabilities at December 31 follows (dollars in thousands):

                                                                     1996  1995
                                                                    ------ ----
Taxes other than income............................................ $  779 $625
Interest...........................................................    835   70
Due to Vencor......................................................    257    -
Employee benefits..................................................    243   77
Income taxes.......................................................    190    -
Professional fees..................................................    167    9
Other..............................................................    215    3
                                                                    ------ ----
                                                                    $2,686 $784
                                                                    ====== ====

                            ATRIA COMMUNITIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED)

NOTE 10--FAIR VALUE DATA

  A summary of fair value data at December 31 follows (dollars in thousands):

                                                     1996            1995
                                               ---------------- ---------------
                                               CARRYING  FAIR   CARRYING  FAIR
                                                VALUE    VALUE   VALUE   VALUE
                                               -------- ------- -------- ------
Cash and cash equivalents..................... $ 65,238 $65,238 $  2,819 $2,819
Long-term debt, including amounts due within
 one year.....................................  110,032  96,989  105,350 91,822

NOTE 11--SUBSEQUENT EVENT

  On March 3, 1997, the Company entered into a definitive agreement to acquire American ElderServe Corporation ("American ElderServe"), an Atlanta based operator of assisted living communities, for a combination of stock and cash plus debt assumption valued at approximately $30.5 million. American ElderServe currently operates 12 assisted living communities consisting of 503 units, also has six additional communities under construction scheduled to open in 1997.

                            ATRIA COMMUNITIES, INC.
           QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            1996
                                               --------------------------------
                                                FIRST  SECOND   THIRD   FOURTH
                                               ------- ------- -------  -------
Revenues...................................... $12,611 $12,837 $13,038  $13,360
Net income(a).................................   1,166     568   1,212    1,323
Earnings per common and common equivalent
 share(b).....................................    0.11    0.06    0.10     0.08
Market prices per common share(c):
 High.........................................       -       -   13.50    14.50
 Low..........................................       -       -   10.00     9.25
                                                            1995
                                               --------------------------------
                                                FIRST  SECOND   THIRD   FOURTH
                                               ------- ------- -------  -------
Revenues...................................... $11,367 $11,897 $12,178  $12,534
Net income:
 Income before extraordinary loss(d)..........     728     903     612    1,341
 Extraordinary loss on extinguishment of debt.       -       -    (146)       -
  Net income..................................     728     903     466    1,341
Earnings per common and common equivalent
 share(b):
 Income before extraordinary loss.............    0.07    0.09    0.07     0.13
 Extraordinary loss on extinguishment of debt.       -       -   (0.02)       -
  Net income..................................    0.07    0.09    0.05     0.13

--------
(a) Second quarter results include a charge of $1.1 million ($630,000 net of tax) related to the settlement of certain litigation.
(b) Share and per share amounts for periods prior to the IPO are presented on a pro forma basis.
(c) Atria Common Stock commenced trading on August 20, 1996. Atria Common Stock is traded on NASDAQ (ticker symbol - ATRC).
(d) Third quarter results include a charge of $600,000 ($360,000 net of tax) related to the writedown of undeveloped property to net realizable value.