Form 10-Q
period 1997-03-31
ATRIA COMMUNITIES INC
filed 1997-04-30
CIK 1016168

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

   [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _______ TO _______.


                        COMMISSION FILE NUMBER 0-21159


                            ATRIA COMMUNITIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                   DELAWARE                         61-1303738
         (STATE OF OTHER JURISDICTION OF         (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)         IDENTIFICATION NO.)

         515 WEST MARKET STREET
               SUITE 200
            LOUISVILLE, KY                             40202
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)

                                (502) 596-7540
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X     No
                                                ---       ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class of Common Stock                 Outstanding at March 31, 1997
            ---------------------                 -----------------------------
        Common stock, $.10 par value                   15,830,000 shares

===============================================================================
                                    1 of 13

                            ATRIA COMMUNITIES, INC.
                                   FORM 10-Q
                                     INDEX


                                                               PAGE
                                                               ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:
         Condensed Consolidated Statement of Income--
          for the three months ended March 31, 1997
          and 1996.............................................  3

         Condensed Consolidated Balance Sheet--March 31,
          1997 and December 31, 1996...........................  4

         Condensed Consolidated Statement of Cash Flows--
          for the three months ended March 31, 1997 and 1996...  5

         Notes to Condensed Consolidated Financial Statements..  6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations..................  8

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...................... 12

                            ATRIA COMMUNITIES, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                   1997      1996
                                 --------  --------

Revenues.......................  $14,217   $12,611
                                 -------   -------

Salaries, wages and benefits...    5,660     4,677
Supplies.......................    1,290     1,227
Rent...........................       39       100
Depreciation and amortization..    1,388     1,312
Other operating expenses.......    2,786     2,434
                                 -------   -------
                                  11,163     9,750
                                 -------   -------

Operating income...............    3,054     2,861
Interest expense...............    1,182       982
Investment income..............     (753)      (48)
                                 -------   -------

Income before income taxes.....    2,625     1,927
Provision for income taxes.....    1,047       761
                                 -------   -------

      Net income...............  $ 1,578   $ 1,166
                                 =======   =======

Earnings per common and common
 equivalent share..............  $  0.10   $  0.11
                                 =======   =======

Shares used in computing
 earnings per common and common
 equivalent share..............   15,987    10,095

                            See accompanying notes.

                            ATRIA COMMUNITIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                     MARCH 31,   DECEMBER 31,
                                                        1997         1996
                                                     ----------  ------------
    ASSETS
Current assets:
 Cash and cash equivalents..........................  $ 50,004       $ 65,238
 Accounts receivable less allowance for loss of
  $133--March 31 and $130--December 31..............       739            574
 Other..............................................       909            985
                                                      --------       --------
                                                        51,652         66,797

Property and equipment, at cost.....................   184,588        161,946
Accumulated depreciation............................   (28,625)       (27,426)
                                                      --------       --------
                                                       155,963        134,520

Intangible assets less accumulated amortization of
 $3,788--March 31 and $3,599--December 31...........     3,714          3,353
Other...............................................     5,770          5,112
                                                      --------       --------
                                                      $217,099       $209,782
                                                      ========       ========


   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable...................................  $  2,553       $  2,536
 Salaries, wages and other compensation.............     1,521          1,163
 Other accrued liabilities..........................     4,320          2,686
 Long-term debt due within one year.................    14,825         14,825
                                                      --------       --------
                                                        23,219         21,210

Long-term debt......................................    98,817         95,207
Deferred credits and other liabilities..............     4,437          4,419


Stockholders' equity:
 Common stock, $.10 par value; authorized
  50,000 shares; issued and outstanding 15,830
  shares at March 31 and December 31................     1,583          1,583
 Capital in excess of par value.....................    85,760         85,658
 Retained earnings..................................     3,283          1,705
                                                      --------       --------
                                                        90,626         88,946
                                                      --------       --------
                                                      $217,099       $209,782
                                                      ========       ========


                            See accompanying notes.

                            ATRIA COMMUNITIES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                             1997      1996
                                                          ---------  --------
Cash flows from operating activities:
   Net income............................................ $  1,578   $ 1,166
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization......................    1,388     1,312
      Deferred income taxes..............................        -        35
      Other..............................................      (42)       31
      Changes in operating assets and liabilities:
        Accounts receivable..............................     (167)      (51)
        Other assets.....................................       95        30
        Accounts payable.................................      374       206
        Income taxes.....................................      916       761
        Other accrued liabilities........................      834       (65)
                                                          --------   -------
          Net cash provided by operating activities......    4,976     3,425
                                                          --------   -------

Cash flows from investing activities:
   Purchase of property and equipment....................  (11,293)     (509)
   Acquisition of assisted living communities............   (8,000)        -
   Other.................................................     (695)     (288)
                                                          --------   -------
          Net cash used in investing activities..........  (19,988)     (797)
                                                          --------   -------

Cash flows from financing activities:
   Issuance of long-term debt............................      868     1,277
   Repayment of long-term debt...........................   (1,001)   (1,069)
   Net payments to Vencor, Inc...........................        -    (1,628)
   Other.................................................      (89)      (73)
                                                          --------   -------
          Net cash used in financing activities..........     (222)   (1,493)
                                                          --------   -------

Change in cash and cash equivalents......................  (15,234)    1,135
Cash and cash equivalents at beginning of period.........   65,238     2,819
                                                          --------   -------
Cash and cash equivalents at end of period............... $ 50,004   $ 3,954
                                                          ========   =======

Supplemental information:
   Interest payments..................................... $  1,352   $   617
   Income tax payments...................................      131       761


                            See accompanying notes.

                            ATRIA COMMUNITIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1--REPORTING ENTITY

  Atria Communities, Inc. ("Atria" or the "Company") is a national provider of assisted and independent living communities for the elderly. At March 31, 1997, Atria operated 25 communities located in 13 states with a total of 3,226 units, including 967 assisted living units and 2,259 independent living units.

  In May 1996, the Board of Directors of Vencor, Inc. ("Vencor") authorized management to establish Atria as a wholly owned subsidiary to operate Vencor's assisted and independent living business. As part of that transaction, management consummated an initial public offering (the "IPO") of 5,750,000 shares of Atria's common stock (including 750,000 shares in connection with the exercise of the underwriters' overallotment option) in the third quarter of 1996. At March 31, 1997, Vencor owned 10,000,000 shares, or 63.2%, of Atria's outstanding common stock.

NOTE 2--BASIS OF PRESENTATION

  For periods prior to the IPO, the accompanying condensed consolidated financial statements reflect the operations of the assisted and independent living business of Vencor which were transferred to Atria at or prior to completion of the IPO. These financial statements have been derived from the consolidated financial statements of Vencor and reflect the operations of Atria as a separate entity for all periods presented.

  The accompanying condensed consolidated financial statements do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in Atria's annual audited financial statements. Accordingly, these financial statements should be read in conjunction with Atria's audited consolidated financial statements for the year ended December 31, 1996 filed with the Securities and Exchange Commission on Form 10-K.

  The accompanying condensed consolidated financial statements have been prepared in accordance with Atria's customary accounting practices and have not been audited. Management believes that the financial information included herein reflects all adjustments necessary for a fair presentation of interim results and all such adjustments are of a normal and recurring nature.

NOTE 3--REVENUES

  Revenues are recognized when services are rendered and consist of daily resident fees and fees for other ancillary services. Agreements with residents are generally for a term of one year. Revenues from management contracts are recognized in the period earned in accordance with the terms of the management agreement.

  Substantially all revenues are derived from private pay sources. A summary of revenues for the three months ended March 31, 1997 and 1996 follows (dollars in thousands):

                                       1997     1996
                                      ------   ------

Owned and leased facilities.........  $14,138  $12,544
Managed facilities..................       79       67
                                      -------  -------

                                      $14,217  $12,611
                                      =======  =======


                            ATRIA COMMUNITIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 4--EARNINGS PER COMMON SHARE

  Shares used in the computation of earnings per common share include 10,000,000 shares of common stock issued to Vencor for its contribution of assets to Atria and the assumption by Atria of related liabilities, and shares of restricted stock issued at the consummation date of the IPO. In addition, for the three months ended March 31, 1997, the computation also gives effect to the 5,750,000 shares issued in connection with the IPO and the dilution associated with the issuance of common stock options. Share and per share amounts for periods prior to the IPO are presented on a pro forma basis.

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share," which will require Atria to change the current method of computing earnings per common share and restate all prior periods. Statement No. 128 is required to be adopted on December 31, 1997 and requires, among other things, that the calculation of primary earnings per common share exclude the dilutive effect of common stock options. The change in the calculation method is not expected to have a material impact on previously reported earnings per common share.

NOTE 5--SUBSEQUENT EVENT

  On April 1, 1997, Atria acquired American ElderServe Corporation ("American ElderServe"), an operator of assisted living communities, for a combination of Atria common stock, cash and assumption of debt valued at approximately $30.5 million. At the time of the acquisition, American ElderServe operated 12 assisted living communities consisting of 503 units and also had six additional facilities under construction containing 345 units scheduled to open in 1997.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

  Atria is a national provider of assisted and independent living communities for the elderly, currently operating 25 communities comprising 3,226 units located in 13 states. At March 31, 1997, Atria had 26 assisted living communities containing approximately 1,850 units under development, including seven communities under construction.

PLANNED EXPANSION AND DEVELOPMENT

  Atria intends to expand its business in the future through both construction of additional communities and acquisition of existing facilities which could add 60 to 85 assisted and independent living communities consisting of approximately 5,400 to 7,650 units by the year 2000 (including the 26 communities currently being developed). The estimated cost to construct, equip or otherwise acquire such communities could approximate $375 to $550 million.

  The estimated cost of Atria's planned expansion and development is significantly in excess of: (i) estimated cash flows from operations; (ii) proceeds from the IPO; and (iii) borrowings available under a $200 million bank credit facility (the "Atria Credit Facility"). Management believes that substantial additional financing will be required to continue Atria's growth plans beyond 1997. Available sources of future capital may include, among other things, equity, public or private debt, and additional bank revolving credits. However, there can be no assurance that such financing will be available on terms which are acceptable to Atria, nor can there be any assurance that additional financing will not be required or sought by Atria in 1997.

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

  The statements contained under "Planned Expansion and Development" are forward looking statements and are qualified by reference to certain cautionary statements detailed in Atria's Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

  A summary of operations follows:
                                 PERCENTAGE OF REVENUES
                                 ----------------------
                                       FIRST QUARTER
                                       -------------
                                        1997    1996
                                       -----   -----
Revenues............................   100.0%  100.0%
                                       -----   -----
Salaries, wages and benefits........    39.8    37.1
Supplies............................     9.1     9.7
Rent................................     0.3     0.8
Depreciation and amortization.......     9.8    10.4
Other operating expenses............    19.5    19.3
                                       -----   -----
                                        78.5    77.3
                                       -----   -----
Operating income....................    21.5    22.7
Interest expense....................     8.3     7.8
Investment income...................    (5.3)   (0.4)
                                       -----   -----
 Income before income taxes.........    18.5    15.3
Provision for income taxes..........     7.4     6.1
                                       -----   -----
 Net income.........................    11.1%    9.2%
                                       =====   =====

  Revenues increased 12.7% to $14.2 million in the first quarter of 1997 compared to $12.6 million in the same period last year. The increases were primarily attributable to price increases ($700,000), growth in ancillary services ($100,000) and the addition of two acquired facilities and two newly constructed facilities in the first quarter of 1997 ($800,000). Same-store occupancy was 95.7% in the first quarter of 1997, approximately the same as the same period a year ago.

  Compensation costs and other operating expenses as a percentage of revenues increased in the first quarter of 1997 compared to 1996. Increases in such costs resulted primarily from growth in administrative expenses of approximately $650,000 associated with Atria's expansion and development program.

  Despite growth in administrative expenses, first quarter 1997 operating income totaled $3.1 million, up 6.7% from $2.9 million a year ago primarily as a result of improved same-store operations. Operating results of the two newly constructed facilities opened in March 1997 had no material effect on first quarter operating income.

  Net income rose 35.3% to $1.6 million from $1.2 million last year. The increase was attributable to improvements in operating income and growth in investment income resulting from the IPO.

  For periods prior to the IPO, certain allocations and estimates have been made by management in the consolidated financial statements to present the historical financial position and results of operations of Atria as a separate entity. Upon consummation of the IPO, Atria became contractually obligated to pay Vencor for certain centralized management and administrative services underlying such historical allocations and estimates. The operating results of Atria include $114,000 and $150,000 of corporate costs and expenses charged by Vencor for the three months ended March 31, 1997 and 1996, respectively. Management believes that these allocations reasonably reflect the proportional costs incurred by Vencor on behalf of Atria.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operations totaled $5.0 million and $3.4 million for the first quarter of 1997 and 1996, respectively. The improvement in cash flows from operations resulted primarily from improvements in net income and growth in accrued liabilities.

  Net cash used in investing activities totaled $20.0 million and $800,000 for the first quarter of 1997 and 1996, respectively. Atria's investing activities included capital expenditures related to the development of new facilities and expansion of existing operations totaling $11.3 million and $500,000 for the respective periods. In addition, Atria acquired two facilities in the first quarter of 1997 at a cost of approximately $8.0 million.

  Net cash used in financing activities totaled $200,000 and $1.5 million for the first quarter of 1997 and 1996, respectively. The 1996 amount includes $1.6 million of net repayments of advances from Vencor prior to the IPO.

  Working capital totaled $28.4 million at March 31, 1997, compared to $45.6 million at December 31, 1996. Substantially all cash and cash equivalents in excess of working capital needs will be used to fund the Company's expansion and development program. In connection with its expansion and development plans, Atria maintains the $200 million Atria Credit Facility. At March 31, 1997, available borrowings under the Atria Credit Facility approximated $110 million.

  At March 31, 1997, the Company had under development 26 sites for new assisted living communities, seven of which were under construction. In addition, on April 1, 1997, Atria acquired American ElderServe for a combination of cash, Atria common stock and assumption of debt valued at approximately $30.5 million. American ElderServe owned 12 assisted living communities containing 503 units and had six facilities under construction which are expected to open in 1997.

  Capital expenditures related to acquisitions of existing facilities, construction of new facilities and expansion and improvement of existing facilities could approximate $100 to $110 million in 1997. Although management believes that cash flows from operations, proceeds from the IPO and available borrowings under the Atria Credit Facility are sufficient to meet these liquidity needs, Atria will require substantial additional financing to continue its growth plans beyond 1997. At March 31, 1997, the additional cost to complete and equip seven communities under construction approximated $26 million.

  Atria plans to retain future earnings to finance the growth of its business rather than to pay cash dividends. Payment of cash dividends in the future will depend on the financial condition, results of operations and capital requirements of Atria as well as other factors deemed relevant by the Board of Directors. The Atria Credit Facility prohibits Atria from paying cash dividends.

  The Atria Credit Facility contains financial covenants and other restrictions that (i) require Atria to meet certain financial tests, (ii) require that there be no change of control of Atria, (iii) limit, among other things, the ability of Atria and certain of its subsidiaries to borrow additional funds, dispose of certain assets and engage in mergers and other business combinations, (iv) prohibit distributions to Atria's stockholders and (v) require that Vencor own at least 30% of Atria's common stock. Vencor has guaranteed for four years certain borrowings by Atria under the Atria Credit Facility in amounts up to $100 million in the first year following the IPO, declining to $75 million, $50 million and $25 million in each respective year thereafter. Atria was in compliance with all debt covenants at March 31, 1997.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                             1996 QUARTERS                          FIRST
                                 --------------------------------------            QUARTER
                                  FIRST     SECOND    THIRD     FOURTH     YEAR      1997
                                 --------  --------  --------  --------  --------  --------
Revenues.......................  $12,611   $12,837   $13,038   $13,360   $51,846   $14,217
                                 -------   -------   -------   -------   -------   -------

Salaries, wages and benefits...    4,677     4,727     5,253     5,204    19,861     5,660
Supplies.......................    1,227     1,223     1,233     1,341     5,024     1,290
Rent...........................      100        99       114        40       353        39
Depreciation and amortization..    1,312     1,313     1,123     1,312     5,060     1,388
Non-recurring transactions.....        -     1,050         -         -     1,050         -
Other operating expenses.......    2,434     2,495     2,750     2,915    10,594     2,786
                                 -------   -------   -------   -------   -------   -------
                                   9,750    10,907    10,473    10,812    41,942    11,163
                                 -------   -------   -------   -------   -------   -------
Operating income...............    2,861     1,930     2,565     2,548     9,904     3,054
Interest expense...............      982     1,051       966     1,288     4,287     1,182
Investment income..............      (48)      (61)     (404)     (926)   (1,439)     (753)
                                 -------   -------   -------   -------   -------   -------
Income before income taxes.....    1,927       940     2,003     2,186     7,056     2,625
Provision for income taxes.....      761       372       791       863     2,787     1,047
                                 -------   -------   -------   -------   -------   -------
   Net income..................  $ 1,166   $   568   $ 1,212   $ 1,323   $ 4,269   $ 1,578
                                 =======   =======   =======   =======   =======   =======

Earnings per common and common
 equivalent share..............  $  0.11   $  0.06   $  0.10   $  0.08   $  0.35   $  0.10
                                 =======   =======   =======   =======   =======   =======

Shares used in computing
 earnings per common and
 common equivalent share.......   10,095    10,095    12,595    15,924    12,226    15,987

Average occupancy..............     95.7%     95.4%     96.2%     97.0%     96.1%     94.6%
Number of communities at end
 of period.....................       22        22        22        21                  25
Number of units at end of
 period.........................   3,022     3,022     3,022     2,942               3,226

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS:
         2.1 Agreement and Plan of Merger among Atria Communities, Inc., Atria Communities Southeast, Inc., American ElderServe Corporation, Andy L. Schoepf, Elizabeth A. Schoepf, and Evely C.Schoepf, dated as of March 3, 1997. Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 1, 1997 (Comm. File No. 0-21159) is hereby incorporated by reference.

         4.1 Amendment No. 1 to Credit Agreement dated as of January 15, 1997 among Atria Communities, Inc., as borrower, the lending institutions named therein, PNC Bank, National Association, as Administrative Agent, PNC Bank, Kentucky, Inc., as Managing Agent, and National City Bank of Kentucky, as Documentation Agent.

         4.2 Amendment No. 2 to Credit Agreement dated as of March 27, 1997 among Atria Communities, Inc., as borrower, the lending institutions named therein, PNC Bank, National Association, as Administrative Agent, PNC Bank, Kentucky, Inc., as Managing Agent, and National City Bank of Kentucky, as Documentation Agent.

        10.1 Amendment No. 1 to Security Agreement dated as of March 27, 1997 among Atria Communities, Inc., as Assignor, other original assignors named therein, additional assignors named therein, and PNC Bank, National Association, as Collateral Agent.

        10.2 Amendment No. 1 to Pledge Agreement dated as of March 27, 1997 among Atria Communities, Inc., as Pledgor, other original pledgors named therein, additional pledgors named therein, and PNC Bank, National Association, as Collateral Agent.

        10.3 Amendment No. 1 to Parent Guaranty dated as of March 27, 1997 among Atria Communities, Inc., as Borrower, Vencor, Inc., as Parent Guarantor, First Healthcare Corporation, Northwest Health Care, Inc., Medisave Pharmacies, Inc., Nationwide Care, Inc., TheraTx, Incorporated, Vencor Hospitals Illinois, Inc., Vencor Hospitals South, Inc., Vencor Hospitals East, Inc., Vencor Hospitals California, Inc., Vencor Hospitals Texas, Ltd., Ventech Systems, Inc., Pasatiempo Development Corp., VCI Specialty Services, Inc., and Vencor Properties, Inc., as Supporting Guarantors, and PNC Bank, National Association, as Administrative Agent.

        10.4 Amendment No. 1 to Subsidiary Guaranty dated as of March 27, 1997 between the subsidiaries of Atria Communities, Inc. named therein and PNC Bank, National Association, as Administrative Agent.

        10.5 Registration Rights Agreement between Atria Communities, Inc. and Andy L. Schoepf dated as of April 1, 1997. Exhibit 99.1 to the Company's Current Report on Form 8-K dated April 1, 1997 (Comm. File No. 0-21159) is hereby incorporated by reference.

        10.6 Development Agreement between Elder Healthcare Developers, LLC and Atria Communities, Inc. dated as of April 1, 1997. Exhibit
               99.2 to the Company's Current Report on Form 8-K dated April 1, 1997 (Comm. File No. 0-21159) is hereby incorporated by reference.

        10.7 Operating Agreement of Elder Healthcare Developers, LLC dated as of April 1, 1997. Exhibit 99.3 to the Company's Current Report on Form 8-K dated April 1, 1997 (Comm. File No. 0-21159) is herein incorporated by reference.

        11 Statement Re: Computation of earnings per common and common equivalent share for the three months ended March 31, 1997 and 1996.

        27 Financial Data Schedule (included only in filings submitted under the Electronic Data Gathering Analysis and Retrieval ("EDGAR") system).

    (b)  REPORTS ON FORM 8-K:

         No reports on Form 8-K were filed during the three months ended March 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ATRIA COMMUNITIES, INC.



Date:   April 30, 1997                       /s/ W. PATRICK MULLOY, II
----------------------             ---------------------------------------------
                                                 W. Patrick Mulloy, II
                                       President and Chief Executive Officer



Date:   April 30, 1997                       /s/ J. TIMOTHY WESLEY
----------------------             ---------------------------------------------
                                                 J. Timothy Wesley
                                     Chief Financial Officer, Vice President of
                                             Development and Secretary
                                           (Principal Financial Officer)