Form 10-Q
period 1997-06-30
ATRIA COMMUNITIES INC
filed 1997-08-05
CIK 1016168

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

[x]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                      OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                (502) 596-7540
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  x          No
                                                ---            ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       CLASS OF COMMON STOCK                 OUTSTANDING AT AUGUST 5, 1997
       ---------------------                 -----------------------------
    Common stock, $.10 par value                    23,366,487 shares


================================================================================

                                    1 of 16

                            ATRIA COMMUNITIES, INC.
                                   FORM 10-Q
                                     INDEX


                                                                           PAGE
                                                                           ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Statement of Income -- for the
           quarter and six months ended June 30, 1997 and 1996.............  3

         Condensed Consolidated Balance Sheet -- June 30,
           1997 and December 31, 1996......................................  4

         Condensed Consolidated Statement of Cash Flows -- for
           the six months ended June 30, 1997 and 1996.....................  5

         Notes to Condensed Consolidated Financial Statements..............  6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................  9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........ 14

PART II. OTHER INFORMATION

Item 2.  Changes in Securities............................................. 14

Item 4.  Submission of Matters to a Vote of Security Holders............... 14

Item 6.  Exhibits and Reports on Form 8-K.................................. 15

                            ATRIA COMMUNITIES, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
          FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             QUARTER            SIX MONTHS
                                                        ------------------  ------------------
                                                          1997      1996      1997      1996
                                                        --------  --------  --------  --------

Revenues..............................................  $16,982   $12,837   $31,199   $25,448
                                                        -------   -------   -------   -------

Salaries, wages and benefits..........................    6,846     4,727    12,506     9,404
Supplies..............................................    1,518     1,223     2,808     2,450
Rent..................................................      163        99       202       199
Depreciation and amortization.........................    1,735     1,313     3,123     2,625
Non-recurring transactions............................        -     1,050         -     1,050
Other operating expenses..............................    3,383     2,495     6,169     4,929
                                                        -------   -------   -------   -------
                                                         13,645    10,907    24,808    20,657
                                                        -------   -------   -------   -------

Operating income......................................    3,337     1,930     6,391     4,791
Interest expense......................................    1,228     1,051     2,410     2,033
Investment income.....................................     (353)      (61)   (1,106)     (109)
                                                        -------   -------   -------   -------

Income from operations before income taxes............    2,462       940     5,087     2,867
Provision for income taxes............................      983       372     2,030     1,133
                                                        -------   -------   -------   -------
Income from operations................................    1,479       568     3,057     1,734
Extraordinary loss on extinguishment of debt, net of
  income tax benefit..................................     (199)        -      (199)        -
                                                        -------   -------   -------   -------
    Net income........................................  $ 1,280   $   568   $ 2,858   $ 1,734
                                                        =======   =======   =======   =======

Earnings per common and common equivalent share:
 Primary:
   Income from operations.............................  $  0.09   $  0.06   $  0.19   $  0.17
   Extraordinary loss on extinguishment of debt.......    (0.01)        -     (0.01)        -
                                                        -------   -------   -------   -------
    Net income........................................  $  0.08   $  0.06   $  0.18   $  0.17
                                                        =======   =======   =======   =======

 Fully diluted:
   Income from operations.............................  $  0.08   $  0.06   $  0.18   $  0.17
   Extraordinary loss on extinguishment of debt.......    (0.01)        -     (0.01)        -
                                                        -------   -------   -------   -------
    Net income........................................  $  0.07   $  0.06   $  0.17   $  0.17
                                                        =======   =======   =======   =======

Shares used in computing earnings per common and
 common equivalent share:
   Primary............................................   16,660    10,095    16,322    10,095
   Fully diluted......................................   16,825    10,095    16,489    10,095




                            See accompanying notes.

                            ATRIA COMMUNITIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                JUNE 30,   DECEMBER 31,
                                                                                 1997         1996
                                                                               ---------   ------------
                    ASSETS
Current assets:
 Cash and cash equivalents...................................................  $ 16,081       $ 65,238
 Resident accounts receivable less allowance for loss of $144 -- June 30
   and $130 -- December 31...................................................       551            356
 Other.......................................................................     1,977          1,203
                                                                               --------       --------
                                                                                 18,609         66,797

Property and equipment, at cost..............................................   226,088        161,946
Accumulated depreciation.....................................................   (30,051)       (27,426)
                                                                               --------       --------
                                                                                196,037        134,520

Intangible assets less accumulated amortization of $1,574 -- June 30
 and $3,599 -- December 31...................................................     9,985          3,353
Other........................................................................     8,088          5,112
                                                                               --------       --------
                                                                               $232,719       $209,782
                                                                               ========       ========


          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable............................................................  $  2,207       $  2,536
 Salaries, wages and other compensation......................................     1,339          1,163
 Other accrued liabilities...................................................     4,435          2,686
 Long-term debt due within one year..........................................    14,959         14,825
                                                                               --------       --------
                                                                                 22,940         21,210

Long-term debt...............................................................   102,993         95,207
Deferred credits and other liabilities.......................................     9,585          4,419


Stockholders' equity:
 Common stock, $.10 par value; authorized 50,000 shares;
  issued and outstanding 16,466 shares at June 30 and 15,830 at December 31..     1,647          1,583
 Capital in excess of par value..............................................    90,991         85,658
 Retained earnings...........................................................     4,563          1,705
                                                                               --------       --------
                                                                                 97,201         88,946
                                                                               --------       --------
                                                                               $232,719       $209,782
                                                                               ========       ========




                            See accompanying notes.

                            ATRIA COMMUNITIES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                                        1997       1996
                                                                                      ---------  --------
Cash flows from operating activities:
 Net income.........................................................................  $  2,858   $ 1,734
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization.....................................................     3,123     2,625
  Extraordinary loss on extinguishment of debt......................................       332         -
  Deferred income taxes.............................................................         -        35
  Non-recurring transactions........................................................         -     1,050
  Other.............................................................................      (103)      (13)
  Changes in operating assets and liabilities:
   Accounts receivable..............................................................      (120)     (246)
   Other assets.....................................................................       316      (151)
   Accounts payable.................................................................    (1,546)      896
   Income taxes.....................................................................      (180)    1,133
   Other accrued liabilities........................................................     1,407      (627)
                                                                                      --------   -------
    Net cash provided by operating activities.......................................     6,087     6,436
                                                                                      --------   -------

Cash flows from investing activities:
  Purchase of property and equipment................................................   (22,648)   (1,753)
  Acquisition of new businesses.....................................................    (8,000)        -
  Acquisition of American ElderServe Corporation....................................    (8,720)        -
  Other.............................................................................      (476)        8
                                                                                      --------   -------
    Net cash used in investing activities...........................................   (39,844)   (1,745)
                                                                                      --------   -------

Cash flows from financing activities:
  Issuance of long-term debt........................................................     2,530     5,178
  Repayment of long-term debt.......................................................   (17,841)   (6,020)
  Net payments to Vencor, Inc.......................................................         -    (2,422)
  Other.............................................................................       (89)      (97)
                                                                                      --------   -------
    Net cash used in financing activities...........................................   (15,400)   (3,361)
                                                                                      --------   -------

Change in cash and cash equivalents.................................................   (49,157)    1,330
Cash and cash equivalents at beginning of period....................................    65,238     2,819
                                                                                      --------   -------
Cash and cash equivalents at end of period..........................................  $ 16,081   $ 4,149
                                                                                      ========   =======

Supplemental information:
  Interest payments.................................................................  $  2,673   $ 1,278
  Income tax payments...............................................................     2,047     1,133
  Fair value of common stock issued in connection with the acquisition of
   American ElderServe Corporation..................................................     5,195         -




                            See accompanying notes.

                            ATRIA COMMUNITIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- REPORTING ENTITY

  Atria Communities, Inc. ("Atria" or the "Company") is a national provider of assisted and independent living communities for the elderly. At June 30, 1997, Atria operated 40 communities located in 17 states with a total of 3,977 units, including 1,718 assisted living units and 2,259 independent living units.

  In May 1996, the Board of Directors of Vencor, Inc. ("Vencor") authorized management to establish Atria as a wholly owned subsidiary to operate Vencor's assisted and independent living business. As part of that transaction, management consummated an initial public offering (the "IPO") of 5,750,000 shares of Atria's common stock (including 750,000 shares in connection with the exercise of the underwriters' overallotment option) in the third quarter of 1996. At June 30, 1997, Vencor owned 10,000,000 shares, or 60.7%, of Atria's outstanding common stock.

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

  Prior year amounts have been reclassified to conform with current year presentation.

NOTE 3 -- REVENUES

  Revenues are recognized when services are rendered and consist of daily resident fees and fees for other ancillary services. Agreements with residents are generally for a term of one year. Revenues from management contracts are recognized in the period earned in accordance with the terms of the management agreement.

  Substantially all revenues are derived from private pay sources. A summary of revenues for the quarter and six months ended June 30, 1997 and 1996 follows (dollars in thousands):

                                   QUARTER          SIX MONTHS
                               ----------------  ----------------
                                1997     1996     1997     1996
                               -------  -------  -------  -------
Owned and leased facilities..  $16,693  $12,770  $30,831  $25,314
Managed facilities...........      289       67      368      134
                               -------  -------  -------  -------
                               $16,982  $12,837  $31,199  $25,448
                               =======  =======  =======  =======


                            ATRIA COMMUNITIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 4 -- NON-RECURRING TRANSACTIONS

  In June 1996, Atria recorded a non-recurring pre-tax charge of $1.1 million in connection with the settlement of certain litigation involving a minority partner at one of its communities.

NOTE 5 -- EARNINGS PER COMMON SHARE

  Shares used in the computation of earnings per common share include 10,000,000 shares of common stock issued to Vencor for its contribution of assets to Atria and the assumption by Atria of related liabilities and shares of restricted stock issued at the consummation date of the IPO. In addition, for the quarter and six months ended June 30, 1997, the computation also gives effect to the 5,750,000 and 636,487 shares issued in connection with the IPO and American ElderServe acquisition, respectively, and the dilution associated with the issuance of common stock options. Share and per share amounts for periods prior to the IPO are presented on a pro forma basis.

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

NOTE 6 -- AMERICAN ELDERSERVE ACQUISITION

  On April 1, 1997, Atria acquired American ElderServe Corporation ("American ElderServe"), an operator of assisted living communities, for a combination of Atria common stock, cash and assumption of debt valued at approximately $30.7 million. At the time of the acquisition, American ElderServe operated 12 assisted living communities consisting of 503 units and also had six additional facilities under construction containing 345 units scheduled to open in 1997. A summary of the American ElderServe acquisition follows (dollars in thousands):


   Fair value of assets acquired.......  $36,812
   Fair values of liabilities assumed..   22,873
                                         -------
      Net assets acquired..............   13,939
   Fair value of common stock issued...   (5,195)
   Cash received from acquired entity..      (24)
                                         -------
      Net cash paid....................  $ 8,720
                                         =======

  The purchase price paid in excess of the fair value of identifiable net assets acquired (to be amortized over 30 years by the straight-line method) aggregated $5.7 million.

                            ATRIA COMMUNITIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


NOTE 6 -- AMERICAN ELDERSERVE ACQUISITION (CONTINUED)

  The pro forma effect of the American ElderServe acquisition assuming that the transaction occurred on January 1, 1996 follows (dollars in thousands, except per share amounts):

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                             ------------------
                                                              1997       1996
                                                             -------    -------
  Revenues.................................................  $33,021    $27,598
  Income (loss) from operations............................     (375)     1,397
  Net income (loss)........................................     (574)     1,397

  Earnings (loss) per common and common equivalent share:
     Primary:
       Income (loss) from operations.......................  $ (0.02)   $  0.13
       Net income (loss)...................................    (0.03)      0.13
     Fully diluted:
       Income (loss) from operations.......................  $ (0.02)   $  0.13
       Net income (loss)...................................    (0.03)      0.13

  Pro forma loss from operations for the six months ended June 30, 1997 includes non-recurring compensation expense incurred by American ElderServe in connection with accelerated vesting of certain stock options exercised in conjunction with the American ElderServe acquisition, the effect of which reduced pro forma net income by $2.2 million or $0.13 per common share.

  In connection with the American ElderServe acquisition, the Company entered into an agreement with Elder Healthcare Developers, L.L.C. ("Elder Healthcare"), a limited liability company owned 10% by Atria and 90% by Assisted Care Developers, L.L.C., to develop at least 15 assisted living communities for the Company in the southeastern United States over the next three years. Assisted Care Developers is wholly-owned by George A. Schoepf, former Executive Vice President of American ElderServe and the brother of Andy L. Schoepf, the Company's Chief Operating Officer.

NOTE 7  --  SUBSEQUENT EVENTS

  In July 1997, the Company completed a secondary offering for the issuance of 6,900,000 shares of common stock at $14.00 per share (the "Secondary Offering"). The net proceeds from the Secondary Offering (approximately $91 million) will be used to finance the development and acquisition of assisted living communities and for general corporate purposes. As a result of the Secondary Offering, Vencor will own approximately 42.8% of the outstanding common stock of Atria. Additionally, in July 1997, the Company repaid the $14 million note payable to Vencor (included in current liabilities at June 30, 1997).

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

  Atria is a national provider of assisted and independent living communities for the elderly, currently operating 40 communities comprising 3,977 units located in 17 states. At June 30, 1997, Atria had 35 assisted living communities comprising approximately 2,459 units under development, including 15 communities under construction.

PLANNED EXPANSION AND DEVELOPMENT

  Atria intends to expand its business by developing or acquiring 60 to 85 additional assisted living communities consisting of approximately 5,400 to 7,650 units by the year 2000 (including the 35 communities currently being developed and the communities developed and acquired since the IPO) and converting at least 750 of its existing independent living units to assisted living units by the year 2000. The Company will pursue acquisitions in conjunction with its development efforts in order to cluster assisted living communities in targeted markets. The estimated cost to construct, equip or otherwise acquire such communities could approximate $375 to $550 million, substantially in excess of the Company's present capital resources.

  The Company currently estimates that the net proceeds from the Secondary Offering completed in July 1997, together with existing capital resources and financing commitments under its $200 million bank credit facility (the "Atria Credit Facility"), will be sufficient to fund its development and acquisition program through mid-1998. Available sources of future capital may include, among other things, equity, public or private debt and additional bank revolving credits. However, there can be no assurance that such financing will be available on terms acceptable to Atria, nor can there be any assurance that additional financing will not be required or sought by Atria in 1997.

  Newly opened communities are expected to incur operating losses until sufficient occupancy levels and operating efficiencies are achieved. Based upon historical experience, management believes that a typical community will achieve its targeted occupancy levels approximately 12 months from commencement of operations. Accordingly, Atria will require substantial amounts of liquidity to maintain the operations of newly opened communities. In addition, if sufficient occupancy levels related to newly opened communities are not achieved within a reasonable period, the results of operations, financial position and liquidity of Atria could be materially and adversely impacted.

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

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS

A summary of operations follows:
                                                PERCENTAGE OF REVENUES
                                             -----------------------------
                                             SECOND QUARTER    SIX MONTHS
                                             -------------   -------------
                                              1997    1996    1997    1996
                                             -----   -----   -----   -----
Revenues..........................           100.0%  100.0%  100.0%  100.0%
                                             -----   -----   -----   -----
Salaries, wages and benefits......            40.3    36.8    40.1    37.0
Supplies..........................             8.9     9.5     9.0     9.6
Rent..............................             1.0     0.8     0.6     0.7
Depreciation and amortization.....            10.2    10.2    10.0    10.3
Non-recurring transactions........               -     8.2       -     4.2
Other operating expenses..........            19.9    19.5    19.8    19.4
                                             -----   -----   -----   -----
                                              80.3    85.0    79.5    81.2
                                             -----   -----   -----   -----
Operating income..................            19.7    15.0    20.5    18.8
Interest expense..................             7.2     8.2     7.7     7.9
Investment income.................            (2.0)   (0.5)   (3.5)   (0.4)
                                             -----   -----   -----   -----
 Income from operations before
  income taxes....................            14.5     7.3    16.3    11.3
Provision for income taxes........             5.8     2.9     6.5     4.5
                                             -----   -----   -----   -----
Income from operations............             8.7%    4.4%    9.8%    6.8%
                                             =====   =====   =====   =====

  Revenues increased 32.3% in the second quarter to $17.0 million from $12.8 million in the second quarter of 1996, and increased 22.6% for the six month period of 1997 to $31.2 million from $25.4 million in the same period a year ago. The increase in the second quarter of 1997 was primarily attributable to price increases ($600,000), growth in ancillary services ($300,000) and the acquisition of American ElderServe and two newly constructed communities ($3.3 million). The increase for the first six months of 1997 was primarily attributable to price increases ($1.3 million), growth in ancillary services ($400,000) and the acquisition of American ElderServe and newly constructed communities ($4.1 million). Same store occupancy was 94.7% and 95.7% for the second quarter of 1997 and 1996, respectively and 95.2% and 95.8% for the first six months of 1997 and 1996, respectively.

  Compensation costs and other operating expenses as a percentage of revenues increased in both the second quarter and six month periods of 1997 compared to the same periods a year ago. Increases in such costs resulted primarily from the American ElderServe acquisition and growth in administrative expenses associated with Atria's expansion and development program.

  In June 1996, Atria recorded a non-recurring pre-tax charge of $1.1 million in connection with the settlement of certain litigation involving a minority partner at one of its communities.

   Operating income increased 72.9% to $3.3 million in the second quarter of 1997 compared to $1.9 million in the same period of 1996. For the six month period, operating income grew 33.4% to $6.4 million in 1997 compared to $4.8 million in 1996. Excluding the effect of non-recurring transactions, operating income increased 12.0% in the second quarter of 1997 and increased 9.4% for the six month period. In both the second quarter and six month periods, operating income increased primarily as a result of improved same store operations as well as the American ElderServe acquisition. However, operating income in the second quarter and six month periods was adversely impacted by increased administrative costs incurred in connection with Atria's expansion and development program.

  Income from operations increased 160.4% to $1.5 million in the second quarter of 1997 compared to $568,000 for the same period a year ago, and 76.3% to $3.1 million for the first six months of 1997 from $1.7 million for the same period last year. Excluding the effect of non-recurring transactions, income from operations grew 23.5% and 29.3% in the second quarter and six months, respectively. The improvement was primarily attributable to growth in operating income and a reduction in net interest expense.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

  For periods prior to the IPO, certain allocations and estimates have been made by management in the consolidated financial statements to present the historical financial position and results of operations of Atria as a separate entity.
Upon consummation of the IPO, Atria became contractually obligated to pay Vencor for certain centralized management and administrative services underlying such historical allocations and estimates. The operating results of Atria include corporate costs and expenses of Vencor aggregating $115,000 and $150,000 for the three months ended June 30, 1997 and 1996, respectively, and $229,000 and $300,000 for the respective six month periods. Management believes that these allocations reasonably reflect the proportional costs incurred by Vencor on behalf of Atria.

LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operations totaled $6.1 million and $6.4 million for the six months ended June 30, 1997 and 1996, respectively. Cash flows from operations decreased slightly as a result of net reductions in operating liabilities.

  Net cash used in investing activities totaled $39.8 million and $1.7 million for the six months ended June 30, 1997 and 1996, respectively. Atria's investing activities included capital expenditures related to the development of new facilities and expansion of existing operations totaling $22.6 million and $1.8 million for the respective periods. In addition, Atria acquired two facilities for $8.0 million in the first quarter of 1997 and also acquired American ElderServe for a combination of $8.7 million cash, common stock and assumption of debt.

  Net cash used in financing activities totaled $15.4 million and $3.4 million for the six months ended June 30, 1997 and 1996, respectively. The 1997 amount includes the payment of $14.4 million of long-term debt assumed in the American ElderServe acquisition, resulting in the extraordinary loss on extinguishment of debt, net of income taxes, of $199,000.

  The Company's working capital deficit totaled $4.3 million at June 30, 1997, compared to working capital of $45.6 million at December 31, 1996. The decline in working capital resulted principally from the aforementioned acquisitions, including the repayment of $14.4 million of long term debt, and continued development and expansion activities. In connection with its expansion and development plans, the Company maintains the Atria Credit Facility. At June 30, 1997, available borrowings under the Atria Credit Facility approximated $110 million.

  In July 1997, the Company completed the Secondary Offering. The net proceeds to the Company approximated $91 million. In July 1997, the Company repaid the $14 million note payable to Vencor (included in current liabilities at June 30, 1997).

  Capital expenditures related to acquisitions of existing communities, construction of new communities, and expansion and improvement of existing communities could approximate $100 to $110 million in 1997. Additionally, Atria is committed to finance the development costs of its joint venture with Elder Healthcare through the Atria Credit Facility. The Company does not anticipate such commitment will exceed $10 million in 1997. Although management believes that cash flows from operations, the proceeds from the Secondary Offering, and available borrowings under the Atria Credit Facility are sufficient to meet these capital needs, Atria will require substantial additional financing to continue its growth plans beyond mid-1998. The Company currently has under development 35 sites for new assisted living communities, 15 of which are under construction. At June 30, 1997, the additional cost to complete and equip the 15 communities under construction approximated $35 million.

  Atria plans to retain future earnings to finance the growth of its business rather than to pay cash dividends. Payment of cash dividends in the future will depend on the financial condition, results of operations and capital requirements of Atria as well as other factors deemed relevant by the Board of Directors. The Atria Credit Facility also prohibits Atria from paying cash dividends.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

  The Atria Credit Facility contains financial covenants and other restrictions that (i) require Atria to meet certain financial tests, (ii) require that there be no change of control of Atria, (iii) limit, among other things, the ability of Atria and certain of its subsidiaries to borrow additional funds, dispose of certain assets and engage in mergers and other business combinations, (iv) prohibit distributions to Atria's stockholders and (v) require that Vencor own at least 30% of Atria's common stock. Vencor has guaranteed for four years certain borrowings by Atria under the Atria Credit Facility in amounts up to $100 million in the first year following the IPO, declining to $75 million, $50 million and $25 million in each respective year thereafter. Atria was in compliance with all debt covenants at June 30, 1997.

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND STATISTICAL DATA)

                                                        1996 QUARTERS                 1997 QUARTERS
                                            --------------------------------------  ------------------
                                             FIRST     SECOND    THIRD     FOURTH    FIRST     SECOND
                                            --------  --------  --------  --------  --------  --------

Revenues..................................  $12,611   $12,837   $13,038   $13,360   $14,217   $16,982
                                            -------   -------   -------   -------   -------   -------

Salaries, wages and benefits..............    4,677     4,727     5,253     5,204     5,660     6,846
Supplies..................................    1,227     1,223     1,233     1,341     1,290     1,518
Rent......................................      100        99       114        40        39       163
Depreciation and amortization.............    1,312     1,313     1,123     1,312     1,388     1,735
Non-recurring transactions................        -     1,050         -         -         -         -
Other operating expenses..................    2,434     2,495     2,750     2,915     2,786     3,383
                                            -------   -------   -------   -------   -------   -------
                                              9,750    10,907    10,473    10,812    11,163    13,645
                                            -------   -------   -------   -------   -------   -------

Operating income..........................    2,861     1,930     2,565     2,548     3,054     3,337
Interest expense..........................      982     1,051       966     1,288     1,182     1,228
Investment income.........................      (48)      (61)     (404)     (926)     (753)     (353)
                                            -------   -------   -------   -------   -------   -------

Income from operations before income
 taxes....................................    1,927       940     2,003     2,186     2,625     2,462
Provision for income taxes................      761       372       791       863     1,047       983
                                            -------   -------   -------   -------   -------   -------

Income from operations....................    1,166       568     1,212     1,323     1,578     1,479
Extraordinary loss on extinguishment of
 debt, net of income tax benefit..........        -         -         -         -         -      (199)
                                            -------   -------   -------   -------   -------   -------

    Net income............................  $ 1,166   $   568   $ 1,212   $ 1,323   $ 1,578   $ 1,280
                                            =======   =======   =======   =======   =======   =======


Earnings per common and common
 equivalent share (a):
  Primary:
   Income from operations.................  $  0.11   $  0.06   $  0.10   $  0.08   $  0.10   $  0.09
   Extraordinary loss on
    extinguishment of debt................        -         -         -         -         -     (0.01)
                                            -------   -------   -------   -------   -------   -------

    Net income............................  $  0.11   $  0.06   $  0.10   $  0.08   $  0.10   $  0.08
                                            =======   =======   =======   =======   =======   =======

  Fully diluted:
   Income from operations.................  $  0.11   $  0.06   $  0.10   $  0.08   $  0.10   $  0.08
   Extraordinary loss on
    extinguishment of debt................        -         -         -         -         -     (0.01)
                                            -------   -------   -------   -------   -------   -------

    Net income............................  $  0.11   $  0.06   $  0.10   $  0.08   $  0.10   $  0.07
                                            =======   =======   =======   =======   =======   =======


Shares used in computing earnings per
 common and common equivalent share (a):
  Primary.................................   10,095    10,095    12,595    15,924    15,987    16,660
  Fully diluted...........................   10,095    10,095    12,595    15,924    15,987    16,825

Average occupancy.........................     95.7%     95.4%     96.2%     97.0%     94.6%     87.9%
Number of communities at end of period....       22        22        22        21        25        40
Number of units at end of period..........    3,022     3,022     3,022     2,942     3,226     3,977

(a) Share and per share amounts for periods prior to the IPO are presented on a pro forma basis.

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.



                          PART II.  OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

     On April 1, 1997, the Company completed its previously announced acquisition of American ElderServe for a combination of common stock and cash plus debt assumption with a total value of approximately $30.7 million (the "Acquisition"). In connection with the Acquisition, the Company issued 636,487 shares of its common stock to Andy L. Schoepf, the current Chief Operating Officer and a director of the Company. Mr. Schoepf was a stockholder in American ElderServe and was serving as its President and Chief Executive Officer at the time of the Acquisition. Prior to the Acquisition, American ElderServe operated 12 assisted living communities consisting of 503 units and had six additional communities under construction and scheduled to open in 1997. The 636,487 shares of common stock were acquired by Mr. Schoepf for investment purposes. These shares issued to Mr. Schoepf were not registered under the Securities Act of 1933, as amended (the "Securities Act"), but were issued without registration in reliance on the exemption afforded by Section 4(2) thereof.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on May 21, 1997 in Louisville, Kentucky. At the meeting, stockholders elected a Board of eight directors to serve in the classes indicated pursuant to the following votes:

         DIRECTOR             VOTES IN    VOTES
         --------              FAVOR     WITHHELD
                             ----------  --------
    CLASS I
    -------
    William C. Ballard Jr..  15,376,754    17,574
    Peter J. Grua..........  15,378,504    15,824
    CLASS II
    --------
    Sandra Harden Austin...  15,378,604    15,724
    Thomas T. Ladt.........  15,378,504    15,824
    R. Gene Smith..........  15,376,554    17,774
    CLASS III
    ---------
    W. Bruce Lunsford......  15,375,454    18,874
    W. Patrick Mulloy, II..  15,378,304    16,024
    Andy L. Schoepf........  15,378,404    15,924


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  EXHIBITS:

EXHIBIT NO.         DESCRIPTION

  4.1 Amendment No. 3 to Credit Agreement dated as of May 27, 1997 among Atria Communities, Inc., as borrower, the lending institutions named therein, PNC Bank, National Association as Administrative Agent, PNC Bank Kentucky, Inc., as Managing Agent, and National City Bank of Kentucky, as Documentation Agent. Exhibit 4.6 to the Company's Registration Statement on Form S-1 (Comm. File No. 333-28577) is hereby incorporated by reference.

  10.1 Letter from Vencor, Inc. to Andy L. Schoepf dated April 1, 1997, agreeing to vote all of Vencor, Inc.'s shares of Atria Common Stock for Mr. Schoepf's nominee for the Board of Directors. Exhibit 10.30 to the Company's Registration Statement on Form S-1 (Comm. File No. 333-28577) is hereby incorporated by reference.

  10.2 Agreement by and among MedGroup Management, Inc., Atria Communities, Inc. and Atrium at St. Matthews, LLC dated June 3, 1997. Exhibit 10.31 to the Company's Registration Statement on Form S-1 (Comm File No. 333-28577) is hereby incorporated by reference.

  10.3 Amendment No. 2 to Parent Guaranty dated as of May 27, 1997 by Atria Communities, Inc., as Borrower, Vencor, Inc., as Parent Guarantor, the Supporting Guarantors named therein, and PNC Bank, National Association, as Administrative Agent.

  27 Financial Data Schedule (included only in filings submitted under the Electronic Data Gathering Analysis Retrieval system).

  (b)  REPORTS ON FORM 8-K:

     The Company filed a Current Report on Form 8-K on April 11, 1997 reporting the acquisition of American ElderServe.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ATRIA COMMUNITIES, INC.



Date:   August 5, 1997                       /s/ W. PATRICK MULLOY, II
----------------------               ------------------------------------------
                                                 W. Patrick Mulloy, II
                                         President and Chief Executive Officer



Date:   August 5, 1997                       /s/ J. TIMOTHY WESLEY
----------------------               ------------------------------------------
                                                 J. Timothy Wesley
                                     Chief Financial Officer, Vice President of
                                             Development and Secretary
                                           (Principal Financial Officer)