Form 10-Q
period 1997-09-30
ATRIA COMMUNITIES INC
filed 1997-10-30
CIK 1016168

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

       [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

       [ ]     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                      OR

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

                                (502) 596-7540
             (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X  No
                                                ---    ---
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          CLASS OF COMMON STOCK            OUTSTANDING AT OCTOBER 27, 1997
          ---------------------            -------------------------------
      Common stock, $.10 par value                23,372,387 shares



                                    1 of 16

                            ATRIA COMMUNITIES, INC.
                                   FORM 10-Q
                                     INDEX

                                                                                        Page
PART I.  FINANCIAL INFORMATION                                                          ----
Item 1.  Financial Statements:

         Condensed Consolidated Statement of Income  for the quarter and nine months
          ended September 30, 1997 and 1996.............................................   3

         Condensed Consolidated Balance Sheet  September 30, 1997 and December 31, 1996.   4

         Condensed Consolidated Statement of Cash Flows  for the nine months
          ended September 30, 1997 and 1996.............................................   5

         Notes to Condensed Consolidated Financial Statements...........................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations.........................................................   9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................  15

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...............................................  15


                            ATRIA COMMUNITIES, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
       FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                              QUARTER          NINE MONTHS
                                                        ------------------  ------------------
                                                          1997      1996      1997      1996
                                                        --------  --------  --------  --------

Revenues..............................................  $17,731   $13,038   $48,930   $38,486
                                                        -------   -------   -------   -------

Salaries, wages and benefits..........................    7,368     5,253    19,874    14,657
Supplies..............................................    1,679     1,233     4,487     3,683
Rent..................................................      156       114       358       313
Depreciation and amortization.........................    1,840     1,123     4,963     3,748
Non-recurring transactions............................        -         -         -     1,050
Other operating expenses..............................    3,526     2,750     9,695     7,679
                                                        -------   -------   -------   -------
                                                         14,569    10,473    39,377    31,130
                                                        -------   -------   -------   -------
Operating income......................................    3,162     2,565     9,553     7,356
Interest expense......................................      862       966     3,272     2,999
Investment income.....................................   (1,108)     (404)   (2,214)     (513)
                                                        -------   -------   -------   -------

Income before income taxes and extraordinary loss.....    3,408      2003     8,495     4,870
Provision for income taxes............................    1,360       791     3,390     1,924
                                                        -------   -------   -------   -------
Income before extraordinary loss......................    2,048     1,212     5,105     2,946
Extraordinary loss on extinguishment of debt, net of
  income tax benefit..................................        -         -      (199)        -
                                                        -------   -------   -------   -------
    Net income........................................  $ 2,048   $ 1,212   $ 4,906   $ 2,946
                                                        =======   =======   =======   =======

Earnings per common and common equivalent share:
 Primary:
   Income before extraordinary loss...................  $  0.09   $  0.10   $  0.27   $  0.27
   Extraordinary loss on extinguishment of debt.......        -         -     (0.01)        -
                                                        -------   -------   -------   -------
    Net income........................................  $  0.09   $  0.10   $  0.26   $  0.27
                                                        =======   =======   =======   =======

 Fully diluted:
   Income before extraordinary loss...................  $  0.09   $  0.10   $  0.27   $  0.27
   Extraordinary loss on extinguishment of debt.......        -         -     (0.01)        -
                                                        -------   -------   -------   -------

    Net income........................................  $  0.09   $  0.10   $  0.26   $  0.27
                                                        =======   =======   =======   =======
Shares used in computing earnings per common and
 common equivalent share:
   Primary............................................   23,667    12,595    18,826    11,008
   Fully diluted......................................   23,726    12,595    18,990    11,008




                            See accompanying notes.
                                       3

                            ATRIA COMMUNITIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                     September 30,   December 31,
                                                                                          1997           1996
                                                                                     --------------  -------------
                    ASSETS
Current assets:
 Cash and cash equivalents.........................................................       $ 79,617       $ 65,238
 Resident accounts receivable less allowance for loss of $157 - September 30
   and $130 - December 31..........................................................            598            356
 Other.............................................................................          2,280          1,203
                                                                                          --------       --------
                                                                                            82,495         66,797

Property and equipment, at cost....................................................        243,237        161,946
Accumulated depreciation...........................................................        (31,568)       (27,426)
                                                                                          --------       --------
                                                                                           211,669        134,520

Intangible assets less accumulated amortization of $1,898 - September 30
 and $3,599 - December 31..........................................................          9,950          3,353
Other..............................................................................         11,379          5,112
                                                                                          --------       --------
                                                                                          $315,493       $209,782
                                                                                          ========       ========


          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable..................................................................       $  2,470       $  2,536
 Salaries, wages and other compensation............................................          1,354          1,163
 Other accrued liabilities.........................................................          3,710          2,686
 Long-term debt due within one year................................................            999         14,825
                                                                                          --------       --------
                                                                                             8,533         21,210

Long-term debt.....................................................................        107,207         95,207
Deferred credits and other liabilities.............................................          9,317          4,419


Stockholders' equity:
 Common stock, $.10 par value; authorized 50,000 shares;
  issued and outstanding  23,372 shares at September 30 and 15,830 at December 31..          2,337          1,583
 Capital in excess of par value....................................................        181,488         85,658
 Retained earnings.................................................................          6,611          1,705
                                                                                          --------       --------
                                                                                           190,436         88,946
                                                                                          --------       --------
                                                                                          $315,493       $209,782
                                                                                          ========       ========




                            See accompanying notes.
                                       4

                            ATRIA COMMUNITIES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                                                                        1997       1996
                                                                                      ---------  ---------
Cash flows from operating activities:
 Net income.........................................................................  $  4,906   $  2,946
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization.....................................................     4,963      3,748
  Extraordinary loss on extinguishment of debt......................................       332          -
  Non-recurring transactions........................................................         -        750
  Other.............................................................................      (414)       247
  Changes in operating assets and liabilities:
   Accounts receivable..............................................................       (19)      (270)
   Other assets.....................................................................        13        433
   Accounts payable.................................................................    (1,784)       592
   Income taxes.....................................................................      (315)         -
   Other accrued liabilities........................................................       825      1,614
                                                                                      --------   --------
    Net cash provided by operating activities.......................................     8,507     10,060
                                                                                      --------   --------

Cash flows from investing activities:
  Purchase of property and equipment................................................   (36,235)    (2,487)
  Acquisition of new businesses.....................................................    (8,000)         -
  Acquisition of American ElderServe Corporation....................................    (8,720)         -
  Investment in joint ventures......................................................    (2,775)         -
  Other.............................................................................      (521)      (172)
                                                                                      --------   --------
    Net cash used in investing activities...........................................   (56,251)    (2,659)
                                                                                      --------   --------

Cash flows from financing activities:
  Issuance of long-term debt........................................................     3,953     21,847
  Repayment of long-term debt.......................................................   (33,328)   (17,170)
  Issuance of common stock..........................................................    91,587     52,939
  Net payments to Vencor, Inc.......................................................         -     (4,909)
  Other.............................................................................       (89)     2,396
                                                                                      --------   --------
    Net cash provided by financing activities.......................................    62,123     55,103
                                                                                      --------   --------

Change in cash and cash equivalents.................................................    14,379     62,504
Cash and cash equivalents at beginning of period....................................    65,238      2,819
                                                                                      --------   --------
Cash and cash equivalents at end of period..........................................  $ 79,617   $ 65,323
                                                                                      ========   ========

Supplemental information:
  Interest payments.................................................................  $  4,645   $  2,374
  Income tax payments...............................................................     3,213      1,675
  Fair value of common stock issued in connection with the acquisition of
   American ElderServe Corporation..................................................     5,195          -
  Assumption of long-term debt through business and community acquisitions..........    27,749          -



                            See accompanying notes.

                            ATRIA COMMUNITIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - REPORTING ENTITY

  Atria Communities, Inc. ("Atria" or the "Company") is a leading national provider of assisted and independent living communities for the elderly. At September 30, 1997, Atria operated 37 communities located in 17 states with a total of 3,890 units, including 1,878 assisted living units and 2,012 independent living units.

  In May 1996, the Board of Directors of Vencor, Inc. ("Vencor") authorized management to establish Atria as a wholly owned subsidiary to operate Vencor's assisted and independent living business. As part of that transaction, management consummated an initial public offering (the "IPO") of 5,750,000 shares of Atria's common stock (including 750,000 shares in connection with the exercise of the underwriters' overallotment option) in the third quarter of 1996. At September 30, 1997, Vencor owned 10,000,000 shares, or 42.8%, of Atria's outstanding common stock.

NOTE 2 - BASIS OF PRESENTATION

  For periods prior to the IPO, the accompanying condensed consolidated financial statements reflect the operations of the assisted and independent living business of Vencor that were transferred to Atria at or prior to completion of the IPO. These financial statements have been derived from the consolidated financial statements of Vencor and reflect the operations of Atria as a separate entity for all periods presented.

  The accompanying condensed consolidated financial statements do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in Atria's annual audited financial statements. Accordingly, these financial statements should be read in conjunction with Atria's audited consolidated financial statements for the year ended December 31, 1996 filed with the Securities and Exchange Commission pursuant to Atria's Annual Report on Form 10-K.

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

NOTE 3 - REVENUES

  Revenues are recognized when services are rendered and consist of resident fees and fees for other ancillary services. Agreements with residents are generally on a month to month basis. Revenues from management contracts are recognized in the period earned in accordance with the terms of the management agreement.

  Substantially all revenues are derived from private pay sources. A summary of revenues for the quarter and nine months ended September 30, 1997 and 1996 follows (dollars in thousands):

                                    QUARTER          NINE MONTHS
                                ----------------  -----------------
                                 1997     1996     1997      1996
                                -------  -------  -------  --------
Owned and leased communities..  $17,533  $12,965  $48,364   $38,279
Managed communities...........      198       73      566       207
                                -------  -------  -------   -------
                                $17,731  $13,038  $48,930   $38,486
                                =======  =======  =======   =======


                            ATRIA COMMUNITIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)

NOTE 4 - NON-RECURRING TRANSACTIONS

  In June 1996, Atria recorded a non-recurring pre-tax charge of $1.1 million in connection with the settlement of certain litigation involving a minority partner at one of its communities.

NOTE 5 - SECONDARY STOCK OFFERING

  In July 1997, the Company completed a secondary offering of 6,900,000 shares of common stock at $14.00 per share (the "Secondary Offering"). The net proceeds from the Secondary Offering (approximately $91.0 million) are being used to finance the development and acquisition of assisted living communities and for general corporate purposes.

NOTE 6 - EARNINGS PER COMMON SHARE

  Shares used in the computation of earnings per common share include 10,000,000 shares of common stock issued to Vencor for its contribution of assets to Atria and the assumption by Atria of related liabilities and shares of restricted stock issued at the consummation date of the IPO. In addition, for the quarter and nine months ended September 30, 1997, the computation also gives effect to the 5,750,000 shares issued in connection with the IPO; 636,487 shares issued in connection with the acquisition of the American ElderServe Corporation ("American ElderServe"); 6,900,000 shares issued in connection with the Secondary Offering; the exercise of stock options and the dilution associated with the issuance of common stock options. Share and per share amounts for periods prior to the IPO are presented on a pro forma basis.

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share," which will require Atria to change the current method of computing earnings per common share and restate all prior periods. Pursuant to Statement No. 128, Atria is required, among other things, to calculate primary earnings per common share by December 31, 1997, in such a manner as to exclude the dilutive effect of common stock options. The change in the method of calculation is not expected to have a material impact on previously reported earnings per common share.

NOTE 7 - AMERICAN ELDERSERVE ACQUISITION

  On April 1, 1997, Atria acquired American ElderServe, an operator of assisted living communities, for a combination of Atria's common stock, cash and assumption of debt valued at approximately $30.7 million. At the time of the acquisition, American ElderServe operated 12 assisted living communities consisting of 503 units and also had six additional communities under construction containing 345 units scheduled to open in 1997. A summary of the American ElderServe acquisition follows (dollars in thousands):


   Fair value of assets acquired.......  $36,812
   Fair value of liabilities assumed...   22,873
                                         -------
      Net assets acquired..............   13,939
   Fair value of common stock issued...   (5,195)
   Cash received from acquired entity..      (24)
                                         -------
      Net cash paid....................  $ 8,720
                                         =======

  The purchase price paid in excess of the fair value of identifiable net assets acquired (to be amortized over 30 years by the straight-line method) aggregated $5.7 million.

                            ATRIA COMMUNITIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)

NOTE 7 - AMERICAN ELDERSERVE ACQUISITION (CONTINUED)

  The pro forma effect of the American ElderServe acquisition, assuming that the transaction occurred on January 1, 1996, follows (dollars in thousands, except per share amounts):

                                                      Nine Months ended
                                                        September 30,
                                                      ------------------
                                                        1997      1996
                                                      --------  --------
  Revenues..........................................   $50,752   $42,457
  Income before extraordinary loss..................     1,673     2,177
  Net income........................................     1,474     2,177

  Earnings per common and common equivalent share:
     Primary:
       Income before extraordinary loss.............   $  0.09   $  0.19
       Net income...................................      0.08      0.19
     Fully diluted:
       Income before extraordinary loss.............   $  0.09   $  0.19
       Net income...................................      0.08      0.19

  Pro forma income for the nine months ended September 30, 1997 includes non-recurring compensation expense incurred by American ElderServe in connection with accelerated vesting of certain stock options exercised in conjunction with the American ElderServe acquisition, the effect of which reduced pro forma net income by $2.2 million or $0.12 per common share.

  In connection with the American ElderServe acquisition, the Company entered into an agreement with Elder HealthCare Developers, L.L.C. ("Elder HealthCare"), a limited liability company owned 10% by Atria and 90% by Assisted Care Developers, L.L.C. ("Assisted Care Developers"), to develop at least 15 assisted living communities for the Company in the southeastern United States over the next three years. Assisted Care Developers is wholly-owned by George A. Schoepf, former Executive Vice President of American ElderServe and the brother of Andy L. Schoepf, the Company's Chief Operating Officer.

NOTE 8 - SUBSEQUENT EVENTS

  In October 1997, the Company completed a $125,000,000 private offering (the "Convertible Notes Offering") of 5% Convertible Subordinated Notes due 2002 (the "Notes"). Net proceeds from this offering approximated $121.6 million and will be used to finance the development and acquisition of assisted living communities, for working capital and for general corporate purposes. The Notes are convertible into shares of the Company's common stock at $20.864 per share (on or after 90 days following the last date of initial issuance of the Notes), and may not be redeemed by the Company prior to October 15, 2000.

  Additionally, in October 1997, the Company purchased the assets of a retirement community in Stamford, Connecticut for approximately $14.0 million. This community was previously owned by Vencor and has been managed by the Company since April 1997.

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

  Atria is a leading national provider of assisted and independent living communities for the elderly, operating at September 30, 1997, 37 communities comprising 3,890 units located in 17 states. At September 30, 1997, Atria had 33 assisted living communities comprising approximately 2,318 units under development, including 17 communities under construction.

PLANNED EXPANSION AND DEVELOPMENT

  Atria intends to expand its business by developing or acquiring 60 to 85 additional assisted living communities consisting of approximately 5,400 to 7,650 units by the year 2000 (including the 33 communities currently being developed and the communities developed and acquired since the IPO) and converting at least 750 of its existing independent living units to assisted living units by the year 2000. The Company will pursue acquisitions in conjunction with its development efforts in order to cluster assisted living communities in targeted markets. The estimated cost to construct, equip or otherwise acquire such communities could approximate $375.0 to $550.0 million, which is substantially in excess of the Company's present capital resources.

  The Company currently estimates that the net proceeds from the Secondary Offering and the Convertible Notes Offering of July 1997 and October 1997, respectively, together with existing capital resources and financing commitments under its $200.0 million bank credit facility (the "Credit Facility"), will be sufficient to fund its development and acquisition program through mid-1999. Available sources of future capital may include, among other things, equity, public or private debt and additional bank revolving credits. However, there can be no assurance that such financing will be available on terms acceptable to Atria, nor can there be any assurance that additional financing will not be required prior to 1999.

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

  The statements contained under "Planned Expansion and Development" are "forward looking statements" within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things: (i) the successful and timely implementation of the Company's acquisition and development strategy; (ii) the Company's ability to obtain financing on acceptable terms to finance its growth strategy and to operate within the limitations imposed by financing arrangements; (iii) the cost of completing the Company's acquisition and development plans; and (iv) other factors referenced in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission. The Company does not undertake to update any forward-looking statement that may be made from time to time by, or on behalf, of the Company.

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS
A summary of operations follows:
                                        PERCENTAGE OF REVENUES
                                     -----------------------------
                                     THIRD QUARTER    NINE MONTHS
                                     -------------   -------------
                                      1997    1996    1997    1996
                                     -----   -----   -----   -----
Revenues..........................   100.0%  100.0%  100.0%  100.0%
                                     -----   -----   -----   -----
Salaries, wages and benefits......    41.6    40.3    40.6    38.1
Supplies..........................     9.5     9.5     9.2     9.6
Rent..............................     0.9     0.9     0.7     0.8
Depreciation and amortization.....    10.4     8.6    10.1     9.7
Non-recurring transactions........       -       -       -     2.7
Other operating expenses..........    19.8    21.0    19.8    20.0
                                     -----   -----   -----   -----
                                      82.2    80.3    80.4    80.9
                                     -----   -----   -----   -----
Operating income..................    17.8    19.7    19.6    19.1
Interest expense..................     4.8     7.4     6.7     7.8
Investment income.................    (6.2)   (3.1)   (4.5)   (1.4)
                                     -----   -----   -----   -----
 Income before income taxes and
  extraordinary loss..............    19.2    15.4    17.4    12.7
Provision for income taxes........     7.6     6.1     7.0     5.0
                                     -----   -----   -----   -----
Income before extraordinary loss..    11.6%    9.3%   10.4%    7.7%
                                     =====   =====   =====   =====


  Revenues increased 36.0% in the third quarter of 1997 to $17.7 million from $13.0 million in the third quarter of 1996, and revenues increased 27.1% for the nine month period of 1997 to $48.9 million from $38.5 million in the same period a year ago. The increase in the third quarter of 1997 was primarily attributable to price increases ($600,000), growth in ancillary services ($200,000) and the acquisition of American ElderServe and newly constructed communities ($3.9 million). The increase for the first nine months of 1997 was primarily attributable to price increases ($1.9 million), growth in ancillary services ($500,000) and the acquisition of American ElderServe and newly constructed communities ($8.0 million). Same community occupancy was 95.0% and 96.6% for the third quarter of 1997 and 1996, respectively and 95.2% and 96.1% for the first nine months of 1997 and 1996, respectively.

  Compensation costs as a percentage of revenues increased in both the third quarter and nine month periods of 1997 compared to the same periods a year ago. Increases in such costs resulted primarily from the American ElderServe acquisition and growth in administrative expenses associated with Atria's expansion and development program and overhead costs associated with development communities that opened during 1997.

  In June 1996, Atria recorded a non-recurring pre-tax charge of $1.1 million in connection with the settlement of certain litigation involving a minority partner at one of its communities.

  Operating income increased 23.3% to $3.2 million in the third quarter of 1997 compared to $2.6 million in the same period of 1996. For the nine month period, operating income grew 29.9% to $9.6 million in 1997 compared to $7.4 million in 1996. Excluding the effect of non-recurring transactions, operating income increased 13.7% for the nine month period of 1997. In both the third quarter and nine month periods, operating income increased primarily as a result of improved same community operations as well as the American ElderServe acquisition. However, operating income in the third quarter and nine month period was adversely impacted by increased administrative costs incurred in connection with Atria's expansion and development program.

  Income before extraordinary loss increased 69.0% to $2.0 million in the third quarter of 1997 compared to $1.2 million for the same period a year ago, and 73.3% to $5.1 million for the first nine months of 1997 from $2.9 million for the same period last year. Excluding the effect of non-recurring transactions, income before extraordinary loss grew 42.8% for the nine month period of 1997 as compared to the same period a year ago. The improvement was primarily attributable to growth in operating income and a reduction in net interest expense primarily as a result of the Secondary Offering.

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS  (CONTINUED)

  For periods prior to the IPO, certain allocations and estimates have been made by management in the consolidated financial statements to present the historical financial position and results of operations of Atria as a separate entity.
Upon consummation of the IPO, Atria became contractually obligated to pay Vencor for certain centralized management and administrative services underlying such historical allocations and estimates. The operating results of Atria include corporate costs and expenses of Vencor aggregating $93,000 and $157,000 for the three months ended September 30, 1997 and 1996, respectively, and $323,000 and $457,000 for the respective nine month periods. Management believes that these allocations reasonably reflect the proportional costs incurred by Vencor on behalf of Atria.

LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operations totaled $8.5 million and $10.1 million for the nine months ended September 30, 1997 and 1996, respectively. Cash flows from operations decreased primarily as a result of reductions in trade accounts payable.

  Net cash used in investing activities totaled $56.2 million and $2.7 million for the nine months ended September 30, 1997 and 1996, respectively. Atria's investing activities included capital expenditures related to the development of new communities and expansion of existing operations totaling $36.2 million and $2.5 million for the respective periods. In addition, Atria acquired two communities for $8.0 million and American ElderServe for a combination of $8.7 million cash, common stock and assumption of debt during 1997.

  Net cash provided by financing activities totaled $62.1 million and $55.1 million for the nine months ended September 30, 1997 and 1996, respectively. The 1997 amount includes the net proceeds of approximately $91.0 million from the Secondary Offering, offset by the payment of $33.3 million of long-term debt assumed which includes, among other things, the repayment of $14.4 million in the American ElderServe acquisition, resulting in the extraordinary loss on extinguishment of debt, net of income taxes, of $199,000, and the repayment of the $14.0 million note payable to Vencor.

  The Company's working capital totaled $74.0 million at September 30, 1997, compared to $45.6 million at December 31, 1996. The increase in working capital resulted principally from the net proceeds received from the Secondary Offering offset by the cost of acquisitions during such period, including the repayment of long-term debt, continued development and cost of expansion activities. In connection with its expansion and development plans, the Company maintains the Credit Facility. At September 30, 1997, available borrowings under the Credit Facility approximated $113.0 million.

  Capital expenditures related to acquisitions of existing communities, construction of new communities and expansion and improvement of existing communities could approximate $100.0 to $110.0 million in 1997. Additionally, Atria is committed to finance the development costs of its joint venture with Elder HealthCare Developers through the Credit Facility. The Company does not anticipate such commitment will exceed $10 million in 1997. Although management believes that cash flows from operations, the proceeds from the Secondary Offering and Convertible Notes Offering and available borrowings under the Credit Facility are sufficient to meet these capital needs, Atria will require substantial additional financing to continue its growth plans beyond mid-1999. The Company currently has under development 33 sites for new assisted living communities, 17 of which are under construction. At September 30, 1997, the additional cost to complete and equip the 17 communities under construction approximated $45.0 million.

  Atria plans to retain future earnings to finance the growth of its business rather than to pay cash dividends. Payment of cash dividends in the future will depend on the financial condition, results of operations and capital requirements of Atria as well as other factors deemed relevant by the Board of Directors. The Credit Facility also prohibits Atria from paying cash dividends.

  The Credit Facility contains financial covenants and other restrictions that:
(i) require Atria to meet certain financial tests; (ii) require that there be no change of control of Atria; (iii) limit, among other things, the ability of Atria and certain of its subsidiaries to borrow additional funds, dispose of certain assets and engage in mergers and other business combinations; (iv) prohibit distributions to Atria's stockholders; and (v) require that Vencor own at least 30.0% of Atria's common stock.

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES  (CONTINUED)

Vencor has guaranteed for four years certain borrowings by Atria under the Credit Facility in amounts up to $100.0 million in the first year following the IPO, declining to $75.0 million, $50.0 million and $25.0 million in each respective year thereafter. Atria was in compliance with all debt covenants at September 30, 1997.

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND STATISTICAL DATA)

                                                         1997 QUARTERS
                                             ----------------------------------
                                              FIRST        SECOND       THIRD    NINE MONTHS
                                             --------  --------------  --------  ------------
   Revenues................................  $14,217         $16,982   $17,731       $48,930
                                             -------         -------   -------       -------

   Salaries, wages and benefits............    5,660           6,846     7,368        19,874
   Supplies................................    1,290           1,518     1,679         4,487
   Rent....................................       39             163       156           358
   Depreciation and amortization...........    1,388           1,735     1,840         4,963
   Non-recurring transactions..............        -               -         -             -
   Other operating expenses................    2,786           3,383     3,526         9,695
                                             -------         -------   -------       -------
                                              11,163          13,645    14,569        39,377
                                             -------         -------   -------       -------
   Operating income........................    3,054           3,337     3,162         9,553
   Interest expense........................    1,182           1,228       862         3,272
   Investment income.......................     (753)           (353)   (1,108)       (2,214)
                                             -------         -------   -------       -------
   Income before income taxes and
     extraordinary loss....................    2,625           2,462     3,408         8,495
   Provision for income taxes..............    1,047             983     1,360         3,390
                                             -------         -------   -------       -------
   Income before extraordinary loss........    1,578           1,479     2,048         5,105
   Extraordinary loss on extinguishment....
    of debt, net of income tax benefit.....        -            (199)        -          (199)
                                             -------         -------   -------       -------
       Net income..........................  $ 1,578         $ 1,280   $ 2,048       $ 4,906
                                             =======         =======   =======       =======
   Earnings per common and common
     equivalent share:
     Primary:
      Income before extraordinary loss.....  $  0.10         $  0.09   $  0.09       $  0.27
      Extraordinary loss on
       extinguishment of debt..............        -           (0.01)        -         (0.01)
                                             -------         -------   -------       -------
       Net income..........................  $  0.10         $  0.08   $  0.09       $  0.26
                                             =======         =======   =======       =======
     Fully diluted:
      Income before extraordinary loss.....  $  0.10         $  0.08   $  0.09       $  0.27
      Extraordinary loss on
       extinguishment of debt..............        -           (0.01)        -         (0.01)
                                             -------         -------   -------       -------
       Net income..........................  $  0.10         $  0.07   $  0.09       $  0.26
                                             =======         =======   =======       =======
   Shares used in computing earnings per
     common and common equivalent share:
     Primary...............................   15,987          16,660    23,667        18,826
     Fully diluted.........................   15,987          16,825    23,726        18,990

   Average occupancy.......................     94.6%           87.9%     88.7%         90.1%
   Number of communities at end of period..       25              40        37
   Number of units at end of period........    3,226           3,977     3,890

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

                   Condensed Consolidated Statement of Income
                                  (UNAUDITED)
         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND STATISTICAL DATA)

                                                             1996 QUARTERS
                                               --------------------------------------
                                                FIRST     SECOND    THIRD     FOURTH     YEAR
                                               --------  --------  --------  --------  --------

   Revenues..................................  $12,611   $12,837   $13,038   $13,360   $51,846
                                               -------   -------   -------   -------   -------
   Salaries, wages and benefits..............    4,677     4,727     5,253     5,204    19,861
   Supplies..................................    1,227     1,223     1,233     1,341     5,024
   Rent......................................      100        99       114        40       353
   Depreciation and amortization.............    1,312     1,313     1,123     1,312     5,060
   Non-recurring transactions................        -     1,050         -         -     1,050
   Other operating expenses..................    2,434     2,495     2,750     2,915    10,594
                                               -------   -------   -------   -------   -------
                                                 9,750    10,907    10,473    10,812    41,942
                                               -------   -------   -------   -------   -------
   Operating income..........................    2,861     1,930     2,565     2,548     9,904
   Interest expense..........................      982     1,051       966     1,288     4,287
   Investment income.........................      (48)      (61)     (404)     (926)   (1,439)
                                               -------   -------   -------   -------   -------
   Income before income taxes................    1,927       940     2,003     2,186     7,056
   Provision for income taxes................      761       372       791       863     2,787
                                               -------   -------   -------   -------   -------
   Net income................................  $ 1,166   $   568   $ 1,212   $ 1,323   $ 4,269
                                               =======   =======   =======   =======   =======
   Earnings per common and common
     equivalent share (a):
     Primary:
       Income from operations excluding
       non-recurring item....................  $  0.11   $  0.11   $  0.10   $  0.08   $  0.40
       Non-recurring transactions............        -     (0.05)        -         -     (0.05)
                                               -------   -------   -------   -------   -------
       Net income............................  $  0.11   $  0.06   $  0.10   $  0.08   $  0.35
                                               =======   =======   =======   =======   =======
     Fully diluted:
       Income from operations excluding
       non-recurring item....................  $  0.11   $  0.11   $  0.10   $  0.08   $  0.40
       Non-recurring transactions............        -     (0.05)        -         -     (0.05)
                                               -------   -------   -------   -------   -------
       Net income............................  $  0.11   $  0.06   $  0.10   $  0.08   $  0.35
                                               =======   =======   =======   =======   =======
   Shares used in computing earnings per
    common and common equivalent share (a):
     Primary.................................   10,095    10,095    12,595    15,924    12,226
     Fully diluted...........................   10,095    10,095    12,595    15,924    12,226

   Average occupancy.........................    95.7 %     95.4%     96.2%     97.0%     96.1%
   Number of communities at end of period....       22        22        22        21
   Number of units at end of period..........    3,022     3,022     3,022     2,942

(a) Share and per share amounts for periods prior to the IPO are presented on a pro forma basis.

       ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.



                          PART II.  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (A)   EXHIBITS:

EXHIBIT NO.  DESCRIPTION

  4.1 Amendment No. 4 to Credit Agreement dated as of September 29, 1997 among Atria Communities, Inc., as borrower, the lending institutions named therein, PNC Bank, National Association as Administrative Agent, PNC Bank Kentucky, Inc., as Managing Agent, and National City Bank of Kentucky, as Documentation Agent.

 27 Financial Data Schedule (included only in filings submitted under the Electronic Data Gathering Analysis Retrieval system).

  (B)  REPORTS ON FORM 8-K:

       The Company did not file a Current Report on Form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ATRIA COMMUNITIES, INC.



Date:   October 30, 1997                        /s/ W. PATRICK MULLOY, II
------------------------                   -------------------------------------
                                                  W. Patrick Mulloy, II
                                           President and Chief Executive Officer



Date:   October 30, 1997                           /s/ J. TIMOTHY WESLEY
------------------------                   -------------------------------------
                                                     J. Timothy Wesley
                                                 Chief Financial Officer,
                                              Vice President of Development
                                                       and Secretary
                                               (Principal Financial Officer)