Form 10-K
period 1997-12-31
ATRIA COMMUNITIES INC
filed 1998-03-30
CIK 1016168

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-21159

                               ----------------

                            ATRIA COMMUNITIES, INC.
            (Exact name of registrant as specified in its charter)

           DELAWARE                                      61-1303738
        (State or other                                (I.R.S.Employer
        jurisdiction of                              Identification No.)
       incorporation or
         organization)


501 SOUTH FOURTH AVENUE, SUITE 140
      LOUISVILLE, KENTUCKY                                 40202
     (Address of principal                               (Zip Code)
      executive offices)

                                (502) 719-1600
             (Registrant's telephone number, including area code)

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     None
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    Common Stock, par value $.10 per share

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [_]

  As of March 26, 1998, there were 23,381,237 shares of the Registrant's Common Stock, $.10 par value, outstanding. The aggregate market value of the shares of Registrant held by non-affiliates of the Registrant, based on the closing price of such stock on the National Association of Securities Dealers--National Market System on March 26, 1998, was approximately $247,291,000. For purposes of the foregoing calculation only, Vencor, Inc. and all directors and executive officers of the Registrant have been deemed affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

  A portion of Part III is incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I
  Item 1.Business.........................................................   1
  Item 2.Properties.......................................................  16
  Item 3.Legal Proceedings................................................  16
  Item 4.Submission of Matters to a Vote of Security Holders..............  16
PART II
  Item 5.Market for Registrant's Common Equity and Related Stockholder
   Matters................................................................  18
  Item 6.Selected Financial Data..........................................  19
  Item 7.Management's Discussion and Analysis of Financial Condition and
            Results of Operations.........................................  20
  Item 7a.Quantitative and Qualitative Disclosures About Market Risk......  24
  Item 8.Financial Statements and Supplementary Data......................  25
  Item 9.Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure..........................................  25
PART III
  Item 10.Directors and Executive Officers of the Registrant..............  25
  Item 11.Executive Compensation..........................................  25
  Item 12.Security Ownership of Certain Beneficial Owners and Management..  25
  Item 13.Certain Relationships and Related Transactions..................  25
PART IV
  Item 14.Exhibits, Financial Statement Schedules and Reports on Form 8-K.  25

                                    PART I

ITEM 1. BUSINESS

OVERVIEW

  Atria Communities, Inc. ("Atria" or the "Company") is a leading national provider of assisted and independent living services for the elderly. The assisted and independent living industries serve the long-term care needs of the elderly who do not require the more extensive medical services available in skilled nursing facilities, yet who are no longer capable of, or no longer desire, a totally independent lifestyle. At December 31, 1997, the Company operated 41 communities in 19 states with a total of 4,170 units, including 2,158 assisted living units and 2,012 independent living units. The Company also had 40 assisted living communities under development, including 19 communities under construction. The Company owns 35 of its communities, leases four communities and manages two communities. At March 1, 1998, the Company operated 53 communities in 19 states with a total of 4,915 units and two nursing centers with a total of 332 beds. The Company had 41 assisted living communities under development at March 1, 1998.

  The Company was incorporated in Delaware on May 1, 1996, as a wholly-owned subsidiary of Vencor, Inc. ("Vencor"). Vencor operates an integrated network of health care services primarily focusing on the needs of the elderly. Prior to the Company's initial public offering of its Common Stock in August 1996 (the "IPO"), Vencor contributed to the Company substantially all of Vencor's assisted and independent living communities in exchange for shares of the Company's Common Stock, and the Company assumed certain liabilities related to such communities. In July 1997, the Company completed a public offering of 6.9 million shares of Common Stock. At December 31, 1997, Vencor owned 42.8% of the Company's outstanding Common Stock. In February 1998, Vencor announced its intention to sell all of its shares of the Company's Common Stock during 1998. See "Business--Additional Company Information--Cautionary Statements."

  On September 28, 1995, Vencor consummated a merger (the "Hillhaven Merger") with The Hillhaven Corporation ("Hillhaven"). Hillhaven and its subsidiaries operated certain of the communities now operated by the Company. Also, prior to the Hillhaven Merger, Hillhaven consummated a share exchange (the "Nationwide Exchange") with Nationwide Care, Inc. ("Nationwide") on June 30, 1995. Four of the communities now operated by the Company were operated by Nationwide until the effective date of the Nationwide Exchange, and from that date until the consummation of the Hillhaven Merger, by Hillhaven. The Company and its predecessors have operated assisted and independent living communities as part of a health care network for over a decade.

  Atria has made significant progress in implementing its business plan since the IPO. Through a combination of acquisitions and new development, Atria has increased its total number of communities and units in operation from 22 communities with 3,022 units in August 1996 to 41 communities with 4,170 units at December 31, 1997. The number of communities and units in operation increased as a result of: (i) the acquisition in April 1997 of American ElderServe Corporation ("American ElderServe"), an operator of 12 assisted living communities with 503 units; (ii) the opening in March 1997 of an assisted living community with 92 units in Memphis, Tennessee, one of the five assisted living community development sites acquired from The Carra Company, LLC ("Carra"); (iii) the acquisition in February 1997 of two communities in Knoxville, Tennessee with a total of 129 units; (iv) the commencement of the management and subsequent acquisition of one community in Stamford, Connecticut with 123 units; (v) the addition of 40 units to an existing community; and (vi) the opening of nine communities with 560 units that have been developed by the Company since the IPO. In addition, the Company terminated the lease of an 80-unit community in October 1996 and canceled five management contracts relating to 219 units during 1997.

  Atria has also significantly expanded its new community development efforts. The number of communities under development has increased from 13 in August 1996 to 40 at December 31, 1997, including ongoing development projects assumed by Atria through various acquisitions and communities under development by

Elder HealthCare Developers, LLC ("Elder HealthCare Developers"). The Company has entered into a development agreement with Elder HealthCare Developers to develop at least 25 communities over the next three years (including the ten communities being developed by Elder HealthCare Developers at December 31,
1997). See "Business--Acquisition Program."

  This Report contains a number of forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are qualified by reference to the cautionary statements set forth under "Business--Additional Company Information--Cautionary Statements." Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things: (1) successful and timely implementation of the Company's acquisition and development strategy; (2) the Company's ability to obtain financing on acceptable terms to finance its growth strategy and to operate within the limitations imposed by financing arrangements; (3) the cost of implementing the Company's acquisition and development strategies; and (4) other factors referenced herein. The Company does not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, the Company.

INDUSTRY BACKGROUND

  The assisted living industry, which represented approximately $12.0 billion in revenue in 1996, is a rapidly emerging component of the non-acute health care system for the elderly. The assisted and independent living industries serve the long-term care needs of the elderly who do not require the more extensive medical services available in skilled nursing facilities, yet who are no longer capable of, or no longer desire, a totally independent lifestyle. It is estimated that 45% of the people over the age of 85 require assistance with at least one of the activities of daily living ("ADLs"), such as eating, grooming and bathing, personal hygiene and toileting, dressing, transportation, walking and medication supervision. Assisted living residents typically require assistance with two or more ADLs. The independent living industry serves the needs of the elderly who require only occasional assistance with ADLs.

  The Company believes that a number of significant trends will support the continued growth of the assisted and independent living industries. These trends include:

  Favorable Demographic Trends. The Bureau of the Census estimates that the 85 and over age group is the fastest growing segment of the population and is projected to increase approximately 42% from 1990 to 2000. The Company believes that with a growing elderly population segment, the number of people who will need or desire to reside in an assisted or independent living community will also increase.

  Changing Family Dynamics. As a result of the growing number of two-income families, fewer children are able to care for elderly parents in their own homes but can afford to pay for quality care such as that offered in assisted or independent living communities. Other factors such as the increase in single-parent households and the increasing geographic dispersion of families also contribute to the inability of many children to care for elderly parents in their homes.

  Consumer Preference and Price Advantages. The Company believes that assisted and independent living communities provide residents and their families with attractive alternatives to skilled nursing facilities. Assisted living communities allow residents to age in place and preserve their independence in more residential settings. A 1993 industry report indicated that the annual cost per patient for nursing facility care averaged approximately $35,000 in 1993, while the annual per resident cost for assisted living care averaged approximately $24,000. Because rates paid by private pay patients in skilled nursing facilities are higher than government reimbursement rates, the comparable cost advantage of assisted living over private pay skilled nursing facilities rates is even greater. The Company also believes that assisted living compares favorably with home health care, particularly when the prices associated with housing and meal preparation are added to the prices of home health care.

  Limited Supply of Assisted Living Facilities. The Assisted Living Federation of America estimates that there are fewer than 700,000 assisted living beds that serve less than 10% of the seven million elderly who need or desire assisted living services. The Company believes that there is currently a limited supply of purpose-built assisted living beds relative to the growing demand for assisted living services. The number of elderly who need assisted living services is expected to grow from seven million to over nine million by the year 2000.

  Supply/Demand Imbalance. The ratio of skilled nursing beds to persons 85 years of age and older is declining. This decline may be attributed to several factors, including the aging of the population and limitations on the granting of certificates of need for new skilled nursing facilities. Many skilled nursing facilities are also focusing on higher acuity patients with higher reimbursement profiles. As a result, fewer skilled nursing beds are available for the growing number of elderly people who need assistance with ADLs but do not require or desire the significant medical attention available in a skilled nursing facility.

BUSINESS STRATEGY

  The Company and its predecessors have operated assisted and independent living communities for over a decade. The Company's objective is to expand its position as a leading national provider of high-quality assisted living services. The Company is pursuing the following strategies to meet this objective:

  Rapid Development of Additional Assisted Living Communities and Units. The Company intends to develop or acquire 60 to 85 additional assisted living communities consisting of approximately 5,400 to 7,650 units of additional capacity by the year 2000 (including the communities developed or acquired since the IPO and the 41 communities being developed at March 1, 1998). The Company plans to expand its base of assisted living communities on a national basis in targeted markets with high density population areas and where demographic and competitive factors are favorable. Atria will continue to execute its development program using internal development personnel and third-party developers. The Company will also cluster these communities to achieve regional density, thereby increasing brand awareness and enabling the Company to achieve operating efficiencies. At December 31, 1997 and March 1, 1998, the Company had 40 sites and 41 sites, respectively, under development for new assisted living communities, 22 of which were under construction as of March 1, 1998. As a component of its development plans, the Company also plans to develop units for the memory impaired and convert a portion of its existing independent living units to assisted living units by the year 2000. The Company believes that its development efforts have been accelerated by outsourcing selected development functions to third parties, such as preliminary site selection, zoning, architecture and construction.

  Private Pay Focus. The Company intends to focus its development and marketing efforts on private pay, middle- and upper-income residents. The Company believes that this market currently represents the largest opportunity for assisted living services and that private pay residents are more profitable than residents covered by government reimbursement programs. Substantially all of the Company's revenues are derived from private pay sources.

  Development of Network Relationships and Strategic Alliances with Health Care Providers. The Company believes that assisted living is an integral part of the continuum of health care services for the elderly. The Company's strategy is to participate in health care delivery networks by developing relationships and strategic alliances with leading national and regional health care providers. Current network relationships include Massachusetts General Hospital, University of Louisville Medical School, Jewish Hospital HealthCare Services, Inc. ("JHHS") and Vencor. These relationships include shared campuses with Vencor skilled nursing facilities and a joint venture arrangement whereby Atria will develop assisted living communities within the market areas of existing JHHS facilities. In addition, Massachusetts General Hospital participates in a wellness program for the residents of Foxhill Village community near Boston, Massachusetts. The Company is also in discussions with other major health care providers and leading academic institutions regarding additional network relationships and strategic alliances. The Company believes that its residents will gain increased access to a broad array of health care services from other providers as a result of these network relationships and strategic alliances.

  Offer a Broad Range of High Quality Assisted Living Services. Atria provides its residents with a broad range of high quality assisted living services and has developed the AtriaCare (TM) Personalized Assisted Living Services Program ("AtriaCare (TM)") to meet the needs of these residents. This program bundles Atria's assisted living services into four levels of increasing acuity that allow Atria's residents to age in place in attractive residential settings. As a result, residents with few or no health care needs are able to continue living in Atria communities as their needs increase, unless they develop medical conditions requiring institutional care available only in skilled nursing facilities or acute care hospitals. Atria implemented this program in most of its existing communities in 1997 and intends to establish this program in all new communities under development.

  Continued Development of Atria Prototype Model in Targeted Markets. Atria will continue to develop the Atria prototype model (the "Atria Model") in targeted markets to increase brand awareness and achieve operating and construction efficiencies. Twenty-one and 25 of the Company's sites under development at December 31, 1997 and March 1, 1998, respectively, will be Atria Model communities.

SERVICES PROVIDED

  The Company's mission is to be the leading provider of senior living services by delivering consistent, high-quality, innovative services to its residents while promoting independence and dignity. The Company provides a full range of assisted living services to fit individual resident needs and allow residents to age in place in attractive residential settings.

  Residents live in private studios or apartments and have access to basic services ("Basic Services"), which include health screenings, blood pressure checks, security, utilities, meal service, housekeeping and laundry services, dietary, exercise and fitness classes, social and recreational programs, 24-hour emergency call systems and local transportation on vans or minibuses to physician offices, stores and community events. In addition to Basic Services, residents are also offered assisted living services ("Assisted Living Services"), which include assistance with one or more ADLs, such as eating, grooming and bathing, personal hygiene and toileting, dressing, additional transportation, walking and medication supervision. Health-related services, which are made available and provided according to individual resident needs and state regulatory requirements, may include assistance with taking medication and injections, as well as health care monitoring.

  Residents historically have paid a monthly fee for Basic Services and have been charged for Assisted Living Services based upon hourly rates or as part of an increased service package. AtriaCare (TM) enables the Company to bundle services into four levels of care, allowing the Company to charge prices that correspond more closely to the levels of services provided.

  Under AtriaCare (TM), the entry level of care, Atria Supportive Living, offers the resident an apartment, together with access to all Basic Services. The second level of care, Atria Enhanced Living, is designed for the resident who also requires assistance with up to two ADLs. The third level of care, Atria Comprehensive Care, is designed for residents who need assistance with more than two ADLs or residents needing incontinence care management. The fourth level of care, Atria Enriched Living, is a specialized program for the memory impaired. At December 31, 1997, the Company operated memory impairment programs at 16 of its existing communities and plans to add these services to selected existing communities as well as incorporate memory impairment programs in substantially all of its newly developed communities.

  Determining the proper level of care for a resident begins with the welcoming process, during which the community's management staff, the resident and, if appropriate, the resident's family and physician evaluate the resident's needs. After the initial design and implementation, each individual's service plan is periodically reviewed and modified to accommodate the resident's changing needs. If recommended by the resident's physician, additional health or medical services may be provided at the community by a third party home health care agency or other medical provider. In some states, Atria is a licensed home health care provider.

  Most residents in Atria communities rent units through month-to-month Residence & Services Agreements. If the resident dies or transfers to another facility due to the need for a higher level of medical care, the Agreement can be terminated earlier.

  The Company believes that quality care creates satisfied residents who, along with their families, are important referral sources for the Company. The Company has developed quality assurance programs to ensure that service quality is maintained in its communities. The Company conducts periodic surveys of residents to monitor satisfaction with accommodations and services. The Company has established operational standards and performance goals for its communities addressing all services offered by the Company.

ATRIA COMMUNITIES

  The Company's communities vary in size from 23 to 356 units and are designed to maximize privacy in attractive residential settings. Atria has developed the Atria Model, which ranges in size from 60 to 90 units. At the center of the Atria Model is an atrium, from which the Company derives its name, where residents gather to socialize and participate in community activities. The architectural and interior design concepts used by Atria are intended to recognize and enhance the value of individuals while providing assistance with daily living. The Company will adapt the Atria Model to regional architectural styles. Approximately 40.0% of the building is devoted to common areas and amenities, including communal dining rooms, family and living rooms, beauty salons, libraries, computer rooms and exercise facilities, all designed to promote social and communal interaction. Additionally, the Atria Model has a wellness clinic, which serves as the central point of coordination for many services. The Atria Model is designed to accommodate two ten-unit wings dedicated to memory impairment and dementia care. Atria's assisted living units range in size from 375 to 525 square feet while the independent living units range in size from 375 to 1,000 square feet. All units in the Atria Model feature a private bathroom, kitchenette, closet, living and sleeping areas, emergency call system, individual temperature controls, and fire alarm and sprinkler systems.

  In February 1998, the Company acquired two nursing centers located in Texas in connection with the Company's acquisition of assisted and independent living centers located in Texas. The prior owner manages both nursing centers.

  The table below sets forth certain information regarding communities operated by the Company at March 1, 1998:

                                                                 ASSISTED NURSING
                                        YEAR FIRST  INDEPENDENT   LIVING  CENTER        OWNERSHIP
ATRIA COMMUNITY             LOCATION    OPERATED(1) LIVING UNITS  UNITS    BEDS   TOTAL  STATUS
---------------          -------------- ----------- ------------ -------- ------- ----- ---------
ALABAMA
 Atria Auburn(2)........ Auburn            1996          14         40      --      54   Owned
ARIZONA
 Atria Valley Manor..... Tucson            1975          45         24      --      69   Owned
 Atria Villa Campana.... Tucson            1984         141        --       --     141   Owned
 Atria Campana Del Rio.. Tucson            1988         190         24      --     214   Owned
 Atria Kachina Point
  (Independent Living).. Sedona            1986         102        --       --     102   Owned
 Atria Kachina Point
  (Assisted Living)(3).. Sedona            1997         --          62      --      62   Owned
CALIFORNIA
 Atria Courtyard at San
  Marcos(4)............. San Marcos        1987         --         212      --     212   Owned
 Atria Redding.......... Redding           1997         --          60      --      60   Owned
COLORADO
 Atria Northglenn....... Northglenn        1986         --          99      --      99   Owned
CONNECTICUT
 Atria Courtland
  Gardens............... Stamford          1972         --         123      --     123   Owned
FLORIDA
 Atria Evergreen Woods.. Spring Hill       1979         161         55      --     216   Owned
 Atria Heritage ........ Brooksville       1992         --          57      --      57   Owned
 Atria Windsor Woods.... Hudson            1988          88         92      --     180   Owned
 Atria Meridian House... Lantana           1986         140         33      --     173   Owned
 Atria Timberlin
  Parc(5)............... Jacksonville      1998         --          67      --      67   Leased
GEORGIA
 Atria Johnson Ferry.... Marietta          1995         --          56      --      56   Owned
 Atria Stone Mountain... Stone Mountain    1995         --          40      --      40   Owned
 Atria Hartwell......... Harwell           1995         --          34      --      34   Owned
 Atria Lawrenceville.... Lawrenceville     1996         --          48      --      48   Owned
 Atria Martinez(5)...... Augusta           1998         --          57      --      57   Owned
 Atria Woodstock........ Woodstock         1996         --          50      --      50   Owned
 Regal Residence........ Calhoun           1991         --          23      --      23   Managed
 Atria Swan Manor....... Roswell           1997         --          65      --      65   Owned
IDAHO
 Atria Hillcrest(6)..... Boise             1984         --         115      --     115   Owned
INDIANA
 Atria Heritage ........ Indianapolis      1995         --          72      --      72   Owned
KANSAS
 Atria Hearthstone...... Topeka            1987         115         40      --     155   Owned
KENTUCKY
 Atria St. Matthews..... Louisville        1997         --          70      --      70   Owned
 Atria Highland
  Crossing(5)........... Ft. Wright        1988          88         49      --     137   Owned
MASSACHUSETTS
 Foxhill Village........ Westwood          1990         329         27      --     356   Managed
 Atria New Pond Village. Walpole           1990         167         32      --     199   Leased
 Atria Woodbriar(5)..... Falmouth          1975          46         53      --      99   Owned
MISSOURI
 Atria Villa Ventura.... Kansas City       1983         129         43      --     172   Owned
NEW HAMPSHIRE
 Atria The Greens....... Hanover           1984          28        --       --      28   Owned
NORTH CAROLINA
 Atria Carmel Glen...... Charlotte         1997         --          60      --      60   Leased
TENNESSEE
 Atria Cordova.......... Memphis           1997         --          84      --      84   Owned
 Atria Hamilton Place... Chattanooga       1997         --          50      --      50   Leased
 Atria Primacy.......... Memphis           1997         --          48      --      48   Owned
 Atria Weston Place..... Knoxville         1993         --         102      --     102   Owned
 Atria Weston Court..... Knoxville         1996         --          27      --      27   Owned
 Atria Riverdale........ Memphis           1997         --          92      --      92   Owned

                                                                ASSISTED NURSING
                                       YEAR FIRST  INDEPENDENT   LIVING  CENTER        OWNERSHIP
COMMUNITY                   LOCATION   OPERATED(1) LIVING UNITS  UNITS    BEDS   TOTAL  STATUS
---------                 ------------ ----------- ------------ -------- ------- ----- ---------
TEXAS
 Atria Briarcliff Health
  Center(5).............  Tyler           1987          --         --      242     242  Leased
 Atria Briarcliff
  (Assisted Living)(5)..  Tyler           1995          --          62     --       62  Leased
 Atria Briarcliff
  (Independent
  Living)(5)............  Tyler           1985          100        --      --      100  Leased
 Atria Chandler Nursing
  Center(5).............  Chandler        1987          --         --       90      90  Leased
 Atria Cypresswood......  Houston         1996          --          56     --       56  Leased
 Atria Flower Mound
  Village(5)............  Flower Mound    1997          --          41     --       41  Managed
 Atria Village on
  Copeland(5)...........  Tyler           1997          --          72     --       72  Leased
 Atria Cottage
  Village(5)............  Lubbock         1993           16         40     --       56  Owned
UTAH
 Atria Crosslands
  (Independent Living)..  Sandy           1986          120        --      --      120  Owned
 Atria Crosslands
  (Assisted Living).....  Sandy           1997          --          63     --       63  Owned
 Atria St. George(5)....  St. George      1998          --          38     --       38  Owned
WASHINGTON
 Atria Narrows Glen.....  Tacoma          1987          142        --      --      142  Owned
 Atria Laurel House(7)..  Tacoma          1994          --          97     --       97  Owned
                                                      -----      -----     ---   -----
 Total..................                              2,161      2,754     332   5,247
                                                      =====      =====     ===   =====

--------
(1) Represents the year in which the facility originally opened or commenced operations.
(2) Fourteen-unit purchase completed in 1998.
(3) Two-unit expansion completed in 1998.
(4) The Company owns a 65.0% interest in this community.
(5) The Company began operating this facility after December 31, 1997.
(6) The community converted 115 units from independent living to licensed assisted living units.
(7) Forty-unit expansion project completed in December 1997.

DEVELOPMENT PROGRAM

  At March 1, 1998, the Company had 41 sites for new assisted living communities under development, 22 of which were under construction. The table below sets forth certain information regarding the Company's communities under development, including ten sites under development by Elder HealthCare Developers.See "Business--Acquisition Program."

Company's Sites:

                                                  ESTIMATED(1)
LOCATION                    DEVELOPMENT PHASE    COMPLETION DATE   PLANNED UNITS
--------                    ------------------ ------------------- -------------
Huntsville, AL (Weatherly
 Springs)(2)..............  Under construction First Quarter 1998         46
Dallas, TX (Preston
 Hollow)(2)...............  Under construction First Quarter 1998         64
Atlanta, GA (Buckhead)(3)
 .........................  Under construction Second Quarter 1998        76
Jackson, TN(2)............  Under construction Second Quarter 1998        52
Virginia Beach, VA
 (Hilltop)(4).............  Under construction Second Quarter 1998       111
Kennebunk, ME(4)..........  Under construction Second Quarter 1998        74
Evansville, IN(4).........  Under construction Second Quarter 1998        90
Tucson, AZ(4).............  Under construction Second Quarter 1998        40
Elizabethtown, KY(4)......  Under construction Second Quarter 1998        60
Northglenn, CO(4).........  Under construction Third Quarter 1998         45
Topeka, KS(4).............  Under construction Third Quarter 1998         89
Newark, DE(5).............  Under contract     Third Quarter 1998         30
Carrollton, TX(4)(6)......  Under construction Third Quarter 1998         88
Mobile, AL (Regency)(4)...  Under construction Fourth Quarter 1998        90
Dallas, TX (Grapevine)(4).  Under construction Fourth Quarter 1998        90
Covington, KY (Summit
 Hills)(4)................  Under construction Fourth Quarter 1998        90
Louisville, KY
 (Stoneybrook)(4)(7)......  Under construction Fourth Quarter 1998        90
Houston, TX (Kingwood)....  Under construction Fourth Quarter 1998        57
Lexington, KY(3)..........  Land owned         First Quarter 1999         24
Lantana, FL(4)(8).........  Zoned              First Quarter 1999         48
Louisville, KY
 (Springdale)(4)(7).......  Under contract     First Quarter 1999         90
Sandy, UT.................  Under contract     First Quarter 1999         60
Dallas, TX
 (Richardson)(4)..........  Under construction First Quarter 1999         91
Lexington, KY(4)..........  Under contract     Second Quarter 1999       102
Shreveport, LA(4).........  Under contract     Second Quarter 1999        70
Bossier City, LA(4).......  Under contract     Second Quarter 1999        70
Newark, DE(5).............  Under contract     Third Quarter 1999         75
Louisville, KY(4)(7)......  Under contract     Third Quarter 1999        104
Athens, GA................  Under contract     Fourth Quarter 1999        56
Asheville, NC.............  Under contract     Fourth Quarter 1999        63
Salem, NH(4)..............  Under contract     Fourth Quarter 1999       114
Dennis, MA(4).............  Land owned         Fourth Quarter 1999        47
                                                                       -----
 Total....................                                             2,296
                                                                       =====

Elder Healthcare Developers' Sites:

                                                  ESTIMATED(1)
LOCATION                    DEVELOPMENT PHASE    COMPLETION DATE   PLANNED UNITS
--------                    ------------------ ------------------- -------------
Powder Springs, GA
 (Marietta)...............  Under construction Third Quarter 1998        58
Montgomery, AL............  Under construction Third Quarter 1998        57
Jacksonville, FL (San
 Pablo)...................  Under construction Fourth Quarter 1998       67
Orlando, FL (Tuscawilla)..  Under construction Fourth Quarter 1998       67
Houston, TX
 (Sugarland)(4)...........  Land Owned         Fourth Quarter 1998       60
Orlando, TX (Wekiva
 Springs).................  Land Owned         Fourth Quarter 1998       72
Houston, TX (West
 Chase)(4)................  Land Owned         First Quarter 1999        90
Atlanta, GA (Holcomb
 Bridge)(4)...............  Under Contract     First Quarter 1999       101
Gainesville, FL (N.W. 83rd
 St.).....................  Under Contract     Second Quarter 1999       71
Marco Island, FL(4).......  Under Contract     Second Quarter 1999      100
                                                                        ---
  Total...................                                              743
                                                                        ===

--------
(1) Zoning or construction delays may be experienced.
(2) Communities being developed by Carra.
(3) The Company owns a 50.0% interest in this development.
(4) An Atria Model is planned.
(5) The construction of this community is being completed in two phases. Thirty memory impairment units will be completed in the third quarter of 1998. The remaining assisted living units will be completed in the third quarter of 1999.
(6) The land is leased from Metrocrest Hospital Authority pursuant to a long-term lease.
(7) Communities being developed in conjunction with the joint venture with MedGroup.
(8) A special use permit is also required to begin construction.

  The Company plans to expand its base of assisted living communities in targeted markets with high population density and where demographic and competitive factors are favorable. Atria will continue to execute its development program using internal development personnel and third party developers. The Company currently expects to develop or acquire 60 to 85 communities consisting of approximately 5,400 to 7,650 units by the year 2000 (including the 41 assisted living communities under development at March 1, 1998 and the communities acquired or developed since the IPO). In addition, the Company plans to convert a portion of its existing independent living units to assisted living units by the year 2000.

  In June 1997, the Company and MedGroup Management, Inc. ("MedGroup"), a wholly-owned for-profit subsidiary of JHHS, reached an agreement regarding the development of assisted living communities within the market areas of JHHS facilities. MedGroup has the exclusive right of first refusal to be the sole participant with Atria in the development of assisted living communities in southern Indiana and central Kentucky. Pursuant to this agreement, one community located in Louisville, Kentucky was opened in December 1997. Three communities were under development at March 1, 1998 in the greater Louisville area. JHHS is one of the largest operators of health care facilities in Kentucky and southern Indiana, with a network of 36 health care facilities.

  Cornerstone Care, L.L.C., a Kentucky limited liability company of which Atria owns a 50.0% interest, is presently developing a community in Lexington, Kentucky. This community will have 24 units, all of which will be designated for the memory impaired.

  The Company's development efforts begin with site selection. When selecting a new development site, the Company considers the local and regional economic environment, demographics, competition, labor market, legislative and regulatory environment and other factors. After targeting a market, the Company engages independent contractors to identify suitable real estate. After the land is under contract, the Company typically initiates the zoning, architectural and construction aspects of the development. The Company's internal development efforts will be based on the Atria Model. However, the Company may continue to acquire ongoing development projects from third parties similar to the Carra transaction, which could result in the development of non-Atria Model communities. The Company estimates that zoning and other site approvals may take approximately six months after a site is placed under contract. Once such approvals are obtained, the Company estimates that construction time will be approximately ten months and the cost of each unit, before capitalized interest and working capital needs, will average between $70,000 and $80,000.

  Prior to completion of construction, the Company initiates a marketing campaign, emphasizing contacts with potential referral sources. Once opened, the Company estimates that it will take approximately 12 months for communities to achieve targeted occupancy levels. See "Business--Additional Company Information--Cautionary Statements."

ACQUISITION PROGRAM

  From the date of the IPO through December 31, 1997, the Company had completed the acquisition of American ElderServe Corporation ("American ElderServe"), an operator of 12 communities with 503 units, and the acquisition of two communities in Knoxville, Tennessee with 129 units and one community in Stamford, Connecticut with 123 units. During the period beginning January 1, 1998 and ending March 1, 1998, the Company acquired seven communities with a total of 578 units and two nursing centers with a total of 332 beds. The former owner of the two nursing centers continues to manage both nursing centers. The Company plans to acquire additional assisted living communities or other properties that can be repositioned as assisted living communities. In evaluating possible acquisitions, the Company considers, among other factors: (i) location, construction quality, condition and design of the facility; (ii) current and projected cash flows; (iii) the ability to increase revenues, occupancy and cash flows by providing a full range of assisted living services; (iv) costs of repositioning (including renovations, if any); and (v) the extent to which the acquisition will complement the Company's development program, including its clustering strategy. See "Business-- Additional Company Information--Cautionary Statements."

  In April 1997, the Company acquired American ElderServe, an Atlanta-based operator of assisted living communities, for approximately $30.5 million in cash, stock and assumption of debt. At the time of the acquisition, American ElderServe operated 12 assisted living communities consisting of 503 units (six of the communities were owned; one was leased; and five were managed under contract.) The Company terminated the management contracts on four of the five managed communities during July 1997. At the time of the acquisition, American ElderServe had six additional communities under construction, three of which opened in 1997, and the remainder of which are scheduled to open in 1998. In connection with the acquisition, Andy L. Schoepf, the former President and Chief Executive Officer and principal shareholder of American ElderServe, joined the Company as its Chief Operating Officer, received 636,487 shares of Atria Common Stock (including certain demand and incidental registration rights with respect thereto) and was subsequently elected a Director of the Company.

  In connection with the American ElderServe acquisition, the Company entered into an agreement with Elder HealthCare Developers, a Georgia limited liability company owned ten percent by Atria and 90.0% by Assisted Care Developers, LLC ("Assisted Care Developers"). Assisted Care Developers is wholly-owned by George A. Schoepf, former Executive Vice President of American ElderServe and the brother of Andy L. Schoepf. Elder HealthCare Developers has the exclusive right to develop assisted living communities for the Company in nine southeastern states. The Company has agreed that Elder HealthCare Developers will develop at least 25 communities in this southeast region over the next three years; ten of those communities were under development at March 1, 1998. The Company will have the first option to purchase any such development community at the lesser of its fair market value or the cost to develop and operate such community through the time of purchase plus $666,666. The Company may exercise its option to purchase a community only after the community's operations become profitable as defined in the development agreement. Under the terms of the operating agreement of Elder HealthCare Developers, as amended, Elder HealthCare Developers will fund the development, construction and working capital needs of its communities by the use of third-party financing. If such financing is unavailable or insufficient to cover all of the construction and start-up costs associated with any such communities, Atria will extend the necessary funds or guarantees to Elder HealthCare Developers. Assisted Care Developers has agreed to indemnify the Company for up to 90.0% of any loss suffered by Atria as a result of the default of Elder HealthCare Developers on any loan either extended or guaranteed by Atria. The Company will manage communities developed by Elder HealthCare Developers from the day they commence operations.

  The Company has completed the acquisition from Carra of five assisted living community sites located in Tennessee, Texas and Alabama. Carra will complete the development of these communities pursuant to development agreements with the Company. The total cost to acquire and complete the development of these communities will be approximately $24.4 million. The development of one of these communities, with 92 units located in Memphis, Tennessee, was completed in March 1997. A second 84-unit community located in Memphis opened in September 1997. Communities to be developed at the remaining three sites are scheduled to open during early 1998.

RECENT ACQUISITIONS

  In January 1998, the Company acquired a 99-unit assisted and independent living complex in Falmouth, Massachusetts. Of the 99 units, 70 units are independent or assisted living units and 29 units are dedicated to care for the memory impaired.

  In January 1998, the Company acquired 14 independent living cottages located at its Auburn, Alabama community and a 38-unit assisted living community located in St. George, Utah.

  In February 1998, the Company acquired five facilities located in Texas. The Company financed the acquisitions with a synthetic lease entered into with an unaffiliated party. The facilities included two assisted living communities with 134 units, a 100-unit independent living center and a 242-bed nursing center, all of which are located in Tyler, Texas. The transaction also included a 90-bed nursing center located in nearby Chandler, Texas. While the Company's strategic plan remains focused on assisted living communities, management believes that this multi-facility acquisition represented an attractive opportunity to accelerate the Company's presence in Texas. The prior owners will continue to manage both nursing centers.

  In February 1998, the Company acquired a 137-unit assisted and independent living community located in Ft. Wright, Kentucky. The Company began managing the Ft. Wright community in January 1998. In March 1998, the Company completed the acquisition of a 56-unit assisted and independent living community located in Lubbock, Texas.

MANAGEMENT OF THE COMMUNITIES

  An Executive Director manages the day-to-day operations at each community, including coordination and oversight of the quality of care, marketing, services and financial performance. The Executive Director is responsible for all personnel, including management, security, staff and independent contractors. Executive Directors are compensated based on the service quality, as well as financial results. Service quality is assessed, in part, through customer and employee satisfaction surveys.

  In most cases, each community also has managers who oversee environmental services, delivery of services, business office functions, dietary services, activities, security, transportation and sales and marketing. Most assisted living communities employ a licensed practical nurse or a registered nurse. Some residents contract with third parties such as home health agencies to provide additional services.

  The Company actively recruits personnel to maintain adequate staffing levels at its existing communities, as well as to add new staff prior to opening developed or acquired communities. The Company maintains training sites at various communities for its Executive Directors and other key personnel. Participants receive intensive training in all facets of community management in three- to fourteen-day sessions.

  Executive Directors report to Regional Directors. The Company has seven Regional Directors, each with defined geographic responsibility. Regional Directors report to Regional Vice-Presidents, corporate Vice-Presidents of Operations or corporate Directors of Operations, who in turn report to the Chief Operating Officer.

MARKETING

  Each community typically employs a Marketing Director. Before opening new communities, the Company typically uses telemarketing, direct mail and newspaper ads for developing awareness of such communities. Once communities are open, the Company's marketing strategy focuses on enhancing the reputation of the communities and creating an awareness of the Company's services among potential referral sources, such as hospitals, rehabilitation hospitals, home health care agencies and other health care providers located near the Company's communities. The Company believes that satisfied residents and their families are the most important referral source for its established communities. Accordingly, the Company believes that its emphasis on high-quality services and resident satisfaction will result in a strong referral base for its existing communities. The Company also seeks to maintain occupancy levels by retaining residents for longer periods of time by expanding the services available to residents, thereby allowing residents to age in place in attractive residential settings.

COMPETITION

  The assisted living industry is highly competitive. The Company faces competition from numerous local, regional and national providers of assisted living and other long-term care services providers. The Company also competes with companies providing home-based health care. Some of the Company's competitors operate on a not-for-profit basis or as charitable organizations. Many of the Company's competitors are significantly larger and have greater financial resources than the Company. The Company believes that the assisted living industry will become even more competitive in the future. Regulatory barriers to entry into this industry are generally not substantial. If the development of new assisted living communities surpasses the demand for such communities in particular markets, such markets may become saturated. The Company expects to face competition with respect to its acquisition of additional assisted living communities and properties. There can be no assurance that competition will not limit the Company's ability to attract residents and expand its business and will not have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company believes that assisted and independent living communities compete primarily on the basis of quality of service, services offered, reputation, location, appearance and price. The Company believes its communities are distinguishable from assisted and independent living facilities that do not cater primarily to private pay residents because of the quality of services, amenities and physical facilities that the Company is able to offer. In addition, a number of the Company's communities maintain both assisted and independent living units. The Company believes that the ability of these communities to continue to serve residents as their needs increase may be attractive to potential residents. See "Business--Additional Company Information--Cautionary Statements."

SOURCES OF REVENUE FOR ASSISTED AND INDEPENDENT LIVING CARE

  The Company currently relies primarily on its residents' abilities to pay for the Company's services from their own financial resources. Inflation or other circumstances that adversely affect the elderly's ability to pay for services could have an adverse effect on the Company's business, financial condition and results of operations. Depending on the nature of an individual's health insurance program or any long-term care insurance policy, the resident may receive reimbursement for certain costs under an "alternate care benefit."

  Government payments for assisted and independent living have been limited. Some state or local governments offer subsidies for rent or services for low-income elderly persons. Others may provide subsidies in the form of additional payments for those who receive Supplemental Security Income. Medicaid provides insurance for certain financially or medically needy persons, regardless of age, and is funded jointly by federal, state and local governments. However, payments for the assisted and independent living services provided by the Company are not permitted under the Medicaid program absent a waiver. While there are various federal and state initiatives to provide reimbursement for assisted and independent living programs, at this time the Company believes that the level of reimbursement under such federal and state programs would be insufficient to cover the cost of delivering the levels of services provided by the Company.

GOVERNMENT REGULATION

  Changes in existing laws and regulations, adoption of new laws and regulations and new interpretations of existing laws and regulations could have a material impact on the Company's operations. Failure by the Company to comply with applicable regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Additional Company Information--Cautionary Statements."

  The health care industry is subject to extensive regulation and frequent regulatory change. At this time, federal laws or regulations specifically regulating assisted or independent living facilities have not yet been enacted. However, the Company's communities are subject to regulation, licensing, certificate of need requirements and permitting by many state and local health and social service agencies and other regulatory authorities. While such requirements vary from state to state, they typically relate to staffing, physical design, required and permitted services and resident characteristics. The Company believes that such regulation will increase in the future. In addition, health care providers are receiving increased scrutiny under anti-trust laws as integration and consolidation of health care delivery increase and affect competition. The Company's communities are also subject to various zoning restrictions, local building codes and other ordinances, such as fire safety codes. Failure by the Company to comply with applicable regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations. Regulation of the assisted living industry is evolving. The Company is unable to predict the content of new regulations and the effects on its business. There can be no assurance that the Company's operations will not be adversely affected by changes in existing laws and regulations, adoption of new laws and regulations or new interpretations of existing laws and regulations.

  Federal and state fraud and abuse or anti-self-referral statutes, such as the Medicare/Medicaid anti-kickback laws and certain provisions of Section 1877 of the Social Security Act (commonly known as "Stark I"), the Omnibus Budget Reconciliation Act (commonly known as "Stark II"), the Health Insurance Portability and Accountability Act of 1997 and the Balanced Budget Act of 1997, and regulations thereunder, govern certain financial arrangements among health care providers and others who may be in a position to refer or recommend patients to such providers. These laws prohibit, among other things, certain direct and indirect payments that are intended to induce the referral of patients to, the arranging for services by, or the recommending of, a particular provider of health care items or services. Vencor and other health care providers offer certain services to residents of the Company's communities. Fraud and abuse oversight is increasing, and the application of these laws has been expanded to include payors beyond Medicare and Medicaid, such as indemnity insurers, managed care organizations and other private payors. These laws have been broadly interpreted to apply to certain relationships between health care providers and sources of patient referral. These laws and regulations are extremely complex and have been subject to little judicial or regulatory interpretation. Similarly, state laws vary, are sometimes vague, and have seldom been interpreted by courts or regulatory authorities. Violation of these laws can result in loss of licensure, civil and criminal penalties and exclusion of health care providers or suppliers from participation in the Medicare and Medicaid program. There can be no assurance that such laws will be interpreted in a manner consistent with the practices of the Company.

  The Company believes that its communities are in substantial compliance with applicable statutory and regulatory requirements. However, in the ordinary course of business, one or more of the Company's communities could be cited for deficiencies. In such cases, the appropriate corrective action would be taken. To the Company's knowledge, no material regulatory actions are currently pending with respect to any of the Company's communities.

  Under the Americans with Disabilities Act of 1990, all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. A number of additional federal, state and local laws exist that also may require modifications to existing and planned properties to create access to the properties by disabled persons. While the Company believes that its properties are substantially in compliance with present requirements or are exempt therefrom, if required changes involve greater expenditures than anticipated or must be made on a more accelerated basis than anticipated, additional costs would be incurred by the Company. Further legislation may impose additional burdens or restrictions with respect to access by disabled persons, the costs of compliance with which could be substantial.

                        ADDITIONAL COMPANY INFORMATION

EMPLOYEES

  At March 5, 1998, the Company had approximately 2,650 employees of which 2,000 were full-time and 650 were part-time. Forty full-time and two part-time employees were employed at the Company's executive offices at that time. None of the Company's employees is currently represented by a labor union, and the Company is not aware of any union organizing activity among its employees. The Company believes that its relationship with its employees is good.

CAUTIONARY STATEMENTS

  Information provided in this Report contains, and from time to time the Company may disseminate materials and make statements which may contain, "forward-looking" statements as that term is defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). These cautionary statements are being made pursuant to the provisions of the Act. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors, including, but not limited to, the following:

    (i) Typically, a newly developed 90-unit assisted living community is expected to incur operating losses of between $150,000 and $250,000 during the first 12 months of operations. Once opened, the Company estimates that it will take an average of 12 months for one of its communities to achieve targeted occupancy levels. The Company may incur additional losses if it fails to achieve expected occupancy rates at newly developed communities or if expenses related to the development, acquisition or operation of new communities exceed expectations. The risks associated with the Company's development of additional assisted living communities and uncertainties regarding the profitability of such operations could have a material adverse effect on the Company's business, financial condition and results of operations.

    (ii) To achieve its growth objectives, the Company will need to obtain substantial additional financing to fund its development, construction, and acquisition activities beyond the first quarter of 1999. There can be no assurance, however, that the Company will not be required to obtain additional capital at an earlier date. The Company may from time to time seek additional financing through public or private funding sources, including equity or debt financing. If additional funds are raised by issuing equity securities, the Company's stockholders may experience dilution. Accordingly, the Company's future growth will depend upon its ability to obtain additional financing on acceptable terms. There can be no assurance that adequate funding will be available as needed or on terms acceptable to the Company. Insufficient financial resources may require the Company to delay or eliminate all or some of its development projects and acquisition plans, which could have a material adverse effect on the Company's business, financial condition and results of operations.

    (iii) The Company's ability to expand and develop additional assisted living communities will depend upon a number of factors, including, but not limited to, the Company's ability to acquire suitable properties or communities at reasonable prices; the Company's success in obtaining the necessary zoning, land use, building, occupancy, licensing and other required governmental permits and authorizations; and the Company's ability to control construction and renovation costs and project completion schedules. In addition, the Company's development plan is subject to numerous factors outside its control, including competition for acquisitions, shortages of, or the inability to obtain, labor or materials, changes in applicable laws or regulations or in the methods of applying and/or interpreting such laws and regulations, the failure of general contractors or subcontractors to perform under their contracts, strikes and adverse weather. The Company does not currently have a substantial internal development staff, but it has retained third parties to locate suitable sites for new assisted living communities and to handle other aspects of the development process on a contract basis. Final approval of all development sites is made by officers of the Company. If the Company is unable to expand its development staff or continue to retain third-party sources to assist in the development process, the Company's ability to execute its development and growth plans and the Company's business, financial condition, and results of operations could be materially adversely affected.

    (iv) The success of the Company's acquisitions will be determined by numerous factors, including the Company's ability to identify suitable acquisition candidates, competition for such acquisitions, the purchase price, the financial performance of the communities after acquisition and the ability of the Company to integrate effectively the operations of acquired communities.

    (v) The amount of debt and debt-related payments is substantial and is expected to increase substantially as the Company pursues its growth strategy. As a result, an increasing portion of the Company's cash flow will be devoted to interest payments, debt service and related payments and the Company will be subject to risks normally associated with increasing financial leverage. There can be no assurance that the Company will generate sufficient cash flows from operations to cover required interest, principal and any operating lease payments. At December 31, 1997, $61.3 million of the Company's indebtedness bore interest at floating rates. Therefore, increases in prevailing interest rates could increase the Company's interest payment obligations. The degree to which the Company is leveraged could adversely affect the Company's ability to obtain additional financing for working capital, acquisitions or other purposes and could make it more vulnerable to economic downturns and competitive pressures. The Company's increased leverage could also adversely affect its liquidity, could force the Company to forego other expenditures, including potential acquisitions, and could have a material adverse effect on the Company's business, financial condition and results of operation.

    (vi) The Company's success will depend, in part, on its ability to manage its planned rapid growth. The Company does not presently have adequate staff to manage its planned growth. The Company will need to expand its operational, financial, legal and management information systems and continue to attract, motivate and retain key employees. If the Company does not manage its growth effectively, its business, financial condition and results of operations could be materially and adversely affected.

    (vii) The Company currently relies, and in the foreseeable future, expects to rely, primarily on the ability of residents to pay for the Company's services from their own financial resources. In the event that managed care becomes a significant factor in the assisted living industry, the amount that the Company receives for its services could be adversely affected. In addition, inflation and other circumstances that adversely affect the ability of the elderly to pay for the Company's services could have a material adverse effect on the Company's business, financial condition and results of operations.

    (viii) The assisted living industry is highly competitive. The Company believes that the assisted living industry will become even more competitive in the future. The Company competes with various local, regional and national health care providers and other employers for qualified and skilled personnel. The Company's labor costs will increase over time. The Company's business, financial condition and results of operations could be adversely affected if the Company is unable to control its labor costs.

    (ix) At December 31, 1997, Vencor owned 42.8% of the Company's outstanding stock. In February 1998, Vencor announced its intention to sell all of its shares of the Company's Common Stock during 1998. The Company's Credit Facility requires, among other things, that Vencor own at least 30.0% of the Company's Common Stock. Accordingly, the sale of the Company's Common Stock by Vencor would constitute an event of default under the Credit Facility. Although management is considering a plan to renegotiate the terms of the Credit Facility prior to the sale of the Company's Common Stock by Vencor, there can be no assurance that any renegotiation will be successful or that the Company will be able to obtain refinancing on terms acceptable to the Company.

ITEM 2. PROPERTIES

  For information concerning the Company's communities, see "Business--Atria Communities" and "Business--Development Program." The Company has recently relocated to new corporate headquarters with approximately 15,000 square feet. The previous corporate offices were leased from Vencor and no longer contained adequate space for the Company's corporate employees. The Company believes that its new corporate offices are adequate for the Company's current needs and will continue to evaluate such needs in the future.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                       EXECUTIVE OFFICERS OF THE COMPANY

  Set forth below are the executive officers of the Company, their ages (as of January 1, 1998) and their positions with the Company. Messrs. Mulloy and Wesley were appointed to their positions in May 1996. Mr. Schoepf became an executive officer in April 1997.

NAME                                 AGE         POSITION WITH THE COMPANY
----                                 --- ----------------------------------------
W. Patrick Mulloy, II...............  44 Chief Executive Officer, President and
                                          Director
J. Timothy Wesley...................  38 Chief Financial Officer, Vice-President
                                          of Development and Secretary
Andy L. Schoepf.....................  49 Chief Operating Officer and Director

  W. PATRICK MULLOY, II has served as the Chief Executive Officer, President and a Director of the Company since May 1996. From 1994 to 1996, Mr. Mulloy was a member and of counsel to the law firm of Greenebaum Doll & McDonald PLLC. From 1992 to 1994, Mr. Mulloy served as the Secretary of the Finance and Administration Cabinet for the Commonwealth of Kentucky. For over ten years prior to 1992, Mr. Mulloy was engaged in the private practice of law in Louisville, Kentucky. Mr. Mulloy has also been actively involved in commercial and multi-family real estate acquisitions and developments.

  J. TIMOTHY WESLEY has been the Chief Financial Officer, Vice-President of Development and Secretary of the Company since May 1996. From 1994 to 1996, Mr. Wesley was Director and Manager of Development at Vencor. From 1992 to 1994, Mr. Wesley was Vice-President of Strategic Planning for Home Care Affiliates, Inc. and from 1986 to 1992, he was employed by Humana Inc., most recently as Director of Acquisitions.

  ANDY L. SCHOEPF has served as Chief Operating Officer of the Company since April 1997 and a Director of the Company since May 1997. For over nine years prior to that time, Mr. Schoepf was President and Chief Executive Officer of American ElderServe. He was a Director of the Senior Living Association of Georgia and the Executive Vice-President and the founding board member of the Assisted Living Association of Georgia.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock is listed and traded on the NASDAQ National Market System ("NASDAQ") under the symbol "ATRC." The following table sets forth the high and low sales prices for the Common Stock, as reported by NASDAQ, for the periods indicated:

                                                                   HIGH   LOW
                                                                  ------ ------
Year ended December 31, 1996 :
  Third Quarter(1)............................................... $13.50 $10.00
  Fourth Quarter.................................................  14.50   9.25
Year ended December 31, 1997:
  First Quarter..................................................  13.75   9.88
  Second Quarter.................................................  15.50  10.25
  Third Quarter..................................................  19.50  14.25
  Fourth Quarter.................................................  19.00  15.13
Year ending December 31, 1998:
  First Quarter (through February 27)............................  21.25  16.00

--------
(1) Atria Common Stock commenced trading on August 20, 1996.

  On March 26, 1998, the closing price for the Common Stock as reported by NASDAQ was $19.75 per share. As of such date, the Company had approximately 325 holders of record of the Common Stock.

  The Company intends to retain any earnings to finance operations and its development strategy. In addition, the Company's Credit Facility prohibits distributions to the Company's stockholders. Accordingly, the payment of any cash dividends on the Common Stock is unlikely in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                            ATRIA COMMUNITIES, INC.

                            SELECTED FINANCIAL DATA
            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND STATISTICS)

                                           YEAR ENDED DECEMBER 31,
                                   -------------------------------------------
                                    1997     1996     1995     1994     1993
                                   -------  -------  -------  -------  -------
OPERATIONS:
Revenues.......................... $68,878  $51,846  $47,976  $39,758  $35,870
                                   -------  -------  -------  -------  -------
Salaries, wages and benefits......  28,152   19,861   17,455   14,638   14,735
Supplies..........................   6,332    5,024    4,860    4,023    4,360
Rent..............................     615      353      383      333      351
Depreciation and amortization.....   7,399    5,060    5,113    4,541    4,503
Non-recurring transactions........     --     1,050      600   (1,675)    (266)
Other operating expenses..........  13,752   10,594    9,465    8,347    8,031
                                   -------  -------  -------  -------  -------
                                    56,250   41,942   37,876   30,207   31,714
                                   -------  -------  -------  -------  -------
Operating income..................  12,628    9,904   10,100    9,551    4,156
Interest expense..................   5,409    4,287    4,322    3,538    3,499
Investment income.................  (4,579)  (1,439)    (147)    (330)    (346)
                                   -------  -------  -------  -------  -------
Income before income taxes and
 extraordinary loss...............  11,798    7,056    5,925    6,343    1,003
Provision for income taxes........   4,413    2,787    2,341    2,506      396
                                   -------  -------  -------  -------  -------
Income before extraordinary loss..   7,385    4,269    3,584    3,837      607
Extraordinary loss on
 extinguishment of debt, net of
 income tax benefit...............    (199)     --      (146)     --      (103)
                                   -------  -------  -------  -------  -------
Net income........................ $ 7,186  $ 4,269  $ 3,438  $ 3,837  $   504
                                   =======  =======  =======  =======  =======
Earnings per common share (a):
  Basic:
    Income before extraordinary
     loss......................... $  0.37  $  0.35  $  0.36
    Extraordinary loss on
     extinguishment of debt.......   (0.01)     --     (0.02)
                                   -------  -------  -------
    Net income.................... $  0.36  $  0.35  $  0.34
                                   =======  =======  =======
  Diluted:
    Income before extraordinary
     loss......................... $  0.37  $  0.35  $  0.36
    Extraordinary loss on
     extinguishment of debt.......   (0.01)     --     (0.02)
                                   -------  -------  -------
    Net income.................... $  0.36  $  0.35  $  0.34
                                   =======  =======  =======
Shares used in computing earnings
 per common share (a):
  Basic...........................  19,720   12,140   10,095
  Diluted.........................  20,054   12,226   10,095

STATISTICAL DATA:
Average occupancy(b).............      89.5%    96.1%    94.5%    93.8%    90.8%
Number of communities(c):
  Owned and leased...............        39       19       20       19       19
  Managed........................         2        2        2        2        2
                                   --------  -------  -------  -------  -------
    Total........................        41       21       22       21       21
                                   ========  =======  =======  =======  =======
Number of units(c):
  Owned and leased...............     3,791    2,523    2,603    2,531    2,574
  Managed........................       379      419      419      419      419
                                   --------  -------  -------  -------  -------
    Total........................     4,170    2,942    3,022    2,950    2,993
                                   ========  =======  =======  =======  =======
BALANCE SHEET DATA:
Cash and cash equivalents........  $152,724  $65,238  $ 2,819  $ 1,497  $ 1,695
Assets...........................   475,463  209,782  140,917  133,016  137,308
Long-term debt, including amounts
 due within one year.............   256,847  110,032  105,350   91,193   91,744
Stockholders' equity.............   192,839   88,946   28,447   31,835   34,959

--------
(a) Share and per share amounts for periods prior to the IPO are presented on a pro forma basis.
(b) Average occupancy is calculated on a daily basis by dividing the number of occupied units by the total number of available units.
(c) At end of period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The Selected Financial Data in Item 6 and the consolidated financial statements included in this Annual Report on Form 10-K set forth certain data with respect to the financial position, results of operations and cash flows of the Company that should be read in conjunction with the following discussion and analysis.

  Atria is a leading national provider of assisted and independent living services for the elderly. At December 31, 1997, the Company operated 41 communities located in 19 states with a total of 4,170 units, including 2,158 assisted living units and 2,012 independent living units. At December 31, 1997, the Company had 40 assisted living communities under development, including 19 communities under construction. At March 1, 1998, Atria operated 53 communities located in 19 states with a total of 4,915 units (2,754 assisted living units and 2,161 independent living units), as well as two nursing centers in Texas with a total of 332 beds. At March 1, 1998, Atria had 41 assisted living communities under development, including 22 under construction.

  Substantially all revenues for the year ended December 31, 1997 were derived from private pay sources and were earned from services provided to residents under both daily Residence & Services Agreements and ancillary service agreements. Revenues related to management contracts were not significant.

PLANNED EXPANSION AND DEVELOPMENT

  Atria intends to expand its business in the future through both construction of additional communities and acquisition of existing facilities, which could add 60 to 85 assisted and independent living communities consisting of approximately 5,400 to 7,650 units by the year 2000 (including communities acquired or developed since the IPO and communities currently under development). The Company also expects to convert a portion of its existing independent living units to assisted living units by the year 2000. The Company will pursue acquisitions in conjunction with its development efforts in order to cluster assisted living communities in targeted markets.

  The estimated cost to construct, equip or otherwise acquire communities in accordance with this growth plan could approximate $375.0 to $550.0 million, which substantially exceeds the Company's presently existing capital resources. Management believes that substantial additional financing will be required to continue Atria's growth plans beyond the first quarter of 1999. Available sources of future capital may include, among other things, equity, public or private debt and additional bank revolving credit. However, there can be no assurance that such financing will be available on terms that are acceptable to Atria, nor can there be any assurance that additional financing will not be required or sought by Atria in 1998.

  Newly-opened communities are expected to incur operating losses until sufficient occupancy levels and operating efficiencies are achieved. Based upon historical experience, management believes that a typical community will achieve its targeted occupancy level 12 months from commencement of operations. Accordingly, the Company will require substantial amounts of liquidity to maintain the operations of newly opened communities. In addition, if sufficient occupancy levels related to newly opened communities are not achieved within reasonable periods, the results of operations, financial position and liquidity of the Company could be materially and adversely impacted.

  The statements contained under "Planned Expansion and Development" are forward looking statements and are qualified by reference to the cautionary statements set forth under "Business--Additional Company Information-- Cautionary Statements."

RESULTS OF OPERATIONS

                                                     PERCENTAGE OF REVENUES
                                                     -------------------------
                                                      1997     1996     1995
                                                     -------  -------  -------
   Revenues.........................................   100.0%   100.0%   100.0%
                                                     -------  -------  -------
   Salaries, wages and benefits.....................    40.9     38.3     36.4
   Supplies.........................................     9.2      9.7     10.1
   Rent.............................................     0.9      0.7      0.8
   Depreciation and amortization....................    10.7      9.8     10.7
   Non-recurring transactions.......................     --       2.0      1.2
   Other operating expenses.........................    20.0     20.4     19.7
                                                     -------  -------  -------
                                                        81.7     80.9     78.9
                                                     -------  -------  -------
   Operating income.................................    18.3     19.1     21.1
   Interest expense.................................     7.9      8.3      9.0
   Investment income................................    (6.7)    (2.8)    (0.2)
                                                     -------  -------  -------
     Income before income taxes and extraordinary
      loss..........................................    17.1     13.6     12.3
   Provision for income taxes.......................     6.4      5.4      4.8
                                                     -------  -------  -------
     Income before extraordinary loss...............    10.7%     8.2%    7.5%
                                                     =======  =======  =======

 1997 Compared to 1996

  Revenues increased 32.9% to $68.9 million in 1997. This increase was primarily attributable to the acquisition of American ElderServe and newly constructed communities ($14.1 million), price increases ($4.0 million) and expansion of ancillary services ($675,000) offset by a slight decline in occupancy ($1.8 million). Same community occupancy was 95.1% and 96.4% for the years ended December 31, 1997 and 1996, respectively. Management deems a community to be fully utilized at a 95.0% occupancy rate due to the periodic time gaps between the occupation of units by former residents and new residents inherent to the operation of assisted and independent living communities.

  Compensation costs and other operating expenses increased as a percentage of revenues in 1997 as compared to 1996, primarily as a result of the American ElderServe acquisition, growth in administrative expenses associated with Atria's expansion and development programs and increased overhead costs associated with development communities that opened in 1997.

  Operating income increased 27.5% to $12.6 million in 1997. Excluding the effect of non-recurring items, operating income increased 15.3% in 1997. In 1997, operating income increased primarily due to growth in revenues from the American ElderServe acquisition. However, operating income for 1997 was adversely impacted by administrative costs incurred in connection with Atria's expansion and development program.

  Income before extraordinary loss increased 73.0% to $7.4 million in 1997. Excluding the effect of non-recurring items, income before extraordinary loss increased 50.6%. The improvement in 1997 was attributable to the increase in operating income discussed above and the increased investment income resulting from the sale in 1997 of 6.9 million shares of Common Stock in a public offering (the "Secondary Offering") and the private placement (the "Note Offering") in 1997 of $143.75 million principal amount of 5.0% Convertible Subordinated Notes Due 2002 (the "Convertible Notes").

  For periods prior to the IPO, certain allocations and estimates have been made by management in the consolidated financial statements to present the historical financial position and results of operations of the Company as a separate entity. Upon consummation of the IPO, the Company became contractually obligated to pay Vencor for certain centralized management and administrative services underlying such historical allocations and estimates. The Company's operating results include corporate costs and expenses of Vencor aggregating

$374,000, $620,000 and $600,000 for the three years ended December 31, 1997,
1996 and 1995, respectively. Management believes that these allocations reasonably reflect the proportional costs incurred by Vencor on behalf of the Company.

  For an analysis of the Company's income tax provision and effective tax rate, see Note 5 of the Notes to Consolidated Financial Statements.

  As discussed in Note 1 of the Notes to Consolidated Financial Statements, on December 31, 1997, Statement of Financial Accounting Standards No. 128 required the Company to change the method of computing earnings per share on a retroactive basis. The change in the method of calculation did not have a material impact on previously reported earnings per common share.

 1996 Compared to 1995

  Revenues increased 8.1% to $51.8 million in 1996. This increase in revenues was primarily the result of price increases ($2.2 million), growth in occupancy ($1.0 million) and expansion of ancillary services ($600,000).

  Compensation costs and other operating expenses as a percentage of revenues increased in 1996 compared to 1995. Increases in such costs resulted primarily from growth in administrative expenses of approximately $1.3 million associated with the Company's expansion and development programs.

  Operating income declined 1.9% to $9.9 million in 1996. Excluding the effect of non-recurring transactions, operating income increased 2.4% to $11.0 million in 1996. Operating income increased primarily due to growth in revenues, operating efficiencies associated with higher occupancy levels and growth in ancillary services. However, operating income in 1996 was adversely impacted by administrative costs incurred in connection with the Company's expansion and development programs.

  Income before extraordinary loss increased 19.1% to $4.3 million in 1996. Excluding the effect of non-recurring transactions, income before extraordinary loss increased 24.2% to $4.9 million in 1996. The improvement in 1996 was primarily attributable to a decline in interest costs and increased investment income resulting from the IPO.

  In June 1996, the Company recorded a non-recurring pre-tax charge of $1.1 million ($630,000 net of tax) in connection with the settlement of certain litigation involving a minority partner at one of its communities.

LIQUIDITY AND CAPITAL RESOURCES

  Cash provided by operations totaled $15.5, $13.2 and $8.5 million for the three years ended December 31, 1997, 1996 and 1995, respectively. The improvement in cash flows from operations resulted primarily from growth in net income, increases in depreciation and amortization, increases in accrued liabilities in 1997 and increases in accounts payable for 1996.

  The Company's working capital totaled $180.7 million and $45.6 million at December 31, 1997 and 1996, respectively. Working capital increased substantially during 1997 primarily due to the net proceeds received from the Secondary Offering ($91.1 million) and the Notes Offering ($139.8 million) offset by the acquisitions during the period. The increase in working capital for 1996 resulted primarily from the IPO. Substantially all cash and cash equivalents in excess of working capital needs will be used to fund Atria's expansion and development program.

  On August 26, 1996, Atria entered into a bank credit facility (the "Credit Facility") aggregating $200.0 million, which was reduced to $125.0 million in January 1998 (including a letter of credit option not to exceed $70.0 million), which has a maturity of four years and which may be extended at the option of the banks for one additional year. The Credit Facility bears interest, at Atria's option, at either (i) a base rate derived from PNC Bank's prime rate or the daily federal funds rate or (ii) a LIBOR rate, plus an additional percentage based on certain leverage ratios. The obligations under the Credit Facility are secured by substantially all of Atria's property, the capital stock of its present and future principal subsidiaries and all intercompany indebtedness owed to Atria by its subsidiaries. Available borrowings under the Credit Facility at December 31, 1997 approximated $90.3 million.

  Net cash used in investing activities totaled $128.4 million, $8.5 million and $2.9 million for the three years ended December 31, 1997, 1996 and 1995, respectively. For 1997, Atria's investing activities included, among other things, capital expenditures related to the development of new communities and expansion of existing operations totaling $53.4 million, $7.4 million and $4.0 million for 1997, 1996 and 1995, respectively. During 1997, the Company also acquired (i) five communities for $21.7 million in cash plus the assumption of debt; and (ii) American ElderServe for $8.7 million in cash plus the issuance of 636,487 shares of Common Stock and the assumption of debt. The Company also had net purchases of short-term investments of $35.6 million in 1997.

  Net cash provided by financing activities was $200.4 million and $57.8 million for 1997 and 1996, respectively, while net cash used in financing activities was $4.3 million for 1995. In 1997, cash provided from financing activities was attributable to the net proceeds from the Secondary Offering and the Notes Offering, offset by payments on long-term debt, which included $14.4 million of debt assumed in the American ElderServe acquisition. In 1996, net cash provided by financing activities was primarily attributable to the net proceeds received from the IPO, which approximated $52.1 million. In 1995, operating cash flows in excess of capital expenditures were used primarily to repay advances from Vencor.

  Capital expenditures related to the Company's acquisition of existing facilities, construction of new communities and improvement of existing communities could approximate $175.0 to $200.0 million in 1998. Although management believes that cash flows from operations, proceeds from the Secondary Offering and the Note Offering and available borrowing under the Credit Facility are sufficient to meet these liquidity needs, Atria will require substantial additional financing to continue its growth plans beyond the first quarter of 1999. At March 1, 1998, Atria had 41 sites under development for new assisted living communities, 22 of which were under construction. The additional cost to complete and equip the 22 communities under construction at March 1, 1998 approximated $91.3 million.

  The Company made cash advances to Elder HealthCare Developers (included in other long-term assets) totaling $5.0 million at December 31, 1997 to finance the development of certain assisted living communities. Elder HealthCare Developers plans to obtain third party financing to fund future development, construction and start-up costs associated with its development of communities. Management believes that Elder HealthCare Developer's financing needs for 1998 should not exceed approximately $40.0 million. If such financing is unavailable or insufficient to cover all of the construction and start-up costs related to these communities, the Company will be responsible for providing any additional financing.

  In June 1997, the Company and MedGroup reached an agreement regarding the joint development of assisted living communities within the market areas of JHHS. Pursuant to this arrangement, MedGroup has the right to purchase up to a 40.0% equity interest in any such development projects and the right to put its equity interest to the Company at any time based upon a fair market value formula. At March 1, 1998, three such projects were under development in the greater Louisville area. The Company's portion of the estimated cost to complete the three projects under development at March 1, 1998 was approximately $21.3 million.

  Atria plans to retain future earnings to finance the growth of its business rather than to pay cash dividends. Payment of cash dividends in the future will depend on the financial condition, results of operations and capital requirements of the Company as well as other factors deemed relevant by the Board of Directors. The Credit Facility prohibits the Company from paying cash dividends.

  In connection with the IPO, all amounts previously classified as investments by and advances from Vencor were contributed to the Company as part of its permanent capitalization. In addition, Vencor also contributed approximately $4.3 million in cash to the Company prior to the consummation of the IPO.

  The Credit Facility contains financial covenants and other restrictions that
(i) require the Company to meet certain financial tests; (ii) require that there be no change in control of the Company; (iii) limit, among other things, the ability of the Company and certain of its subsidiaries to borrow additional funds, dispose of certain assets and engage in mergers and other business combinations; (iv) prohibit distributions to the Company's stockholders; and (v) require that Vencor own at least 30.0% of the Company's Common Stock. Vencor guaranteed for four years certain borrowings by the Company under the Credit Facility in amounts up to $75.0 million at December 31, 1997, declining to $50.0 million in 1998 and $25.0 million in 1999.

  In February 1998, Vencor announced its intention to sell all the Company's Common Stock held by Vencor during 1998. The Company is currently reviewing various options with respect to the registration and sale of the Common Stock held by Vencor. The sale of the Company's Common Stock by Vencor would violate certain covenants contained in the Credit Facility. Management is considering a plan to renegotiate the terms of the Credit Facility prior to the sale of the Company's Common Stock by Vencor. See "Business--Additional Company Information--Cautionary Statements."

EFFECTS OF INFLATION AND CHANGING PRICES

  The Company derives substantially all of its revenues from private pay sources within its assisted and independent living business. The terms of most Residence & Services Agreements approximate one month, generally enabling the Company to increase prices to maintain operating margins. However, management believes that a significant number of competing assisted and independent living communities will be developed in markets in which the Company operates, the effect of which may limit the Company's ability to increase prices to maintain operating margins in the future. In addition, other market conditions, including the effect of unfavorable real estate zoning requirements, increased government regulation, limitations associated with industrial revenue bond and HUD financing and increased labor costs, could adversely impact the Company's ability to increase prices or control growth in operating expenses.

IMPACT OF THE YEAR 2000 ISSUE

  The "Year 2000 Issue" refers to the result of computer programs having been written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This recognition could result in a system failure or miscalculations causing disruptions of operations. Among other things, this problem could lead to a temporary inability to process transactions, send invoices or engage in similar normal business transactions.

  The Company replaced substantially all of its information systems software in early 1998. The Company believes that with the conversion to the new information systems software, the Year 2000 Issue will not pose significant business or operational issues.

  The Company has engaged in communications with the third-party providers of certain of its administrative services (primarily the Company's payroll function), as well as its significant suppliers of services and products to determine the extent to which the Company is vulnerable to those parties' failures to remediate their own Year 2000 Issues. The Company does not presently believe that third-party Year 2000 Issues will have a material adverse effect on the Company. However, there can be no guarantee that the systems of other companies on which the Company's operations or systems rely will be timely remediated or that a failure by another company to remediate its systems in a timely manner would not have a material adverse effect on the Company.

  The Company's assessment of the Year 2000 Issue is based on management's best estimate, which was derived utilizing numerous assumptions of future events including third party modification plans and other factors. However, actual results could differ materially from management's expectations. Specific factors that might cause material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and collect all relevant code, compatibility of third-party interfaces and similar uncertainties.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this Item is included in Appendix pages F-1 through F-19 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEMS 10, 11, 12 AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by these Items other than the information set forth above under Part I, "Executive Officers of the Company," is omitted because the Company is filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report. The required information contained in the Company's proxy statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                          PAGE
                                                                          ----
Report of Independent Auditors                                             F-2
Consolidated Financial Statements
  Consolidated Statement of Income for the years ended December 31, 1997,
   1996 and 1995                                                           F-3
  Consolidated Balance Sheet, December 31, 1997 and 1996                   F-4
  Consolidated Statement of Stockholders' Equity for the years ended De-
   cember 31, 1997, 1996 and 1995                                          F-5
  Consolidated Statement of Cash Flows for the years ended December 31,
   1997, 1996 and 1995                                                     F-6
  Notes to Consolidated Financial Statements                               F-7
  Quarterly Consolidated Financial Information (unaudited)                F-19

(a)(2) INDEX TO EXHIBITS.

                                 EXHIBIT INDEX

 NUMBER                         DESCRIPTION OF DOCUMENT
 ------                         -----------------------
 3.1    Restated Certificate of Incorporation. Exhibit 3.1 to the Company's
        Registration Statement on Form S-1 (Comm. File 333-06907) is hereby incorporated by reference.
 3.2    Amended and Restated By-laws. Exhibit 3.2 to the Company's Registration
        Statement on Form S-1 (Comm. File No. 333-06907) is hereby incorporated by reference.
 4.1    Specimen Common Stock Certificate. Exhibit 4 to the Company's
        Registration Statement on Form
        S-1 (Comm. File No. 333-06907) is hereby incorporated by reference.
 4.2    Article IV of the Restated Certificate of Incorporation is included in
        Exhibit 3.1.
 4.3    Credit Agreement dated as of August 15, 1996, among (a) Atria
        Communities, Inc., as Borrower; (b) the lending institutions listed in
        Annex I to the Credit Agreement, as Lenders; (c) PNC Bank, National
        Association, as Administrative Agent; (d) PNC Bank, Kentucky, Inc., as
        Managing Agent; (e) National City Bank of Kentucky, as Documentation
        Agent; and (f) PNC Bank, National Association, National City Bank of
        Kentucky, and the Toronto-Dominion Bank, New York Agency, as
        Syndication Agent. Exhibit 1 to the Company's Current Report on Form 8-
        K dated August 26, 1996 (Comm. File No. 0-21159) is hereby incorporated by reference.
 4.4    Amendment No. 1 dated as of January 15, 1997 to Credit Agreement among
        Atria Communities, Inc., as Borrower, the lending institutions named therein, PNC Bank, N. A., as Administrative Agent, PNC Bank Kentucky,
        Inc., as Managing Agent, and National City Bank of Kentucky, Inc., as
        Documentation Agent. Exhibit 4.1 to the Company's Quarterly Report on
        Form 10-Q for the Quarter Ended March 31, 1997 (Comm. File No. 0-21159)
        is hereby incorporated by reference.
 4.5    Amendment No. 2 dated as of March 27, 1997 to Credit Agreement among
        Atria Communities, Inc., as Borrower, the lending institutions named therein, PNC Bank, N. A., as Administrative Agent, PNC Bank Kentucky,
        Inc., as Managing Agent, and National City Bank of Kentucky, Inc., as
        Documentation Agent. Exhibit 4.2 to the Company's Quarterly Report on
        Form 10-Q for the Quarter Ended March 31, 1997 (Comm. File No. 0-21159)
        is hereby incorporated by reference.
 4.6    Amendment No. 3 dated as of May 27, 1997 to Credit Agreement among
        Atria Communities, Inc., as Borrower, the lending institutions named therein, PNC Bank, N. A., as Administrative Agent, PNC Bank Kentucky,
        Inc., as Managing Agent, and National City Bank of Kentucky, Inc., as
        Documentation Agent. Exhibit 4.6 to the Company's Registration
        Statement on Form S-1 (Reg. No. 333-28577) is hereby incorporated by reference.
 4.7    Amendment No. 4 dated as of September 29, 1997 to Credit Agreement among Atria Communities, Inc., as Borrower, the lending institutions named therein, PNC Bank, N. A., as Administrative Agent, PNC Bank
        Kentucky, Inc., as Managing Agent, and National City Bank of Kentucky,
        Inc., as Documentation Agent. Exhibit 4.1 to the Company's Quarterly
        Report on Form 10-Q for the Quarter Ended September 30, 1997 (Comm.
        File No. 0-21159) is hereby incorporated by reference.
 4.8    Amendment No. 5 dated as of December 31, 1997 to Credit Agreement among
        Atria Communities, Inc., as Borrower, the lending institutions named therein, PNC Bank, N.A., as Administrative Agent and Managing Agent,
        and National City Bank of Kentucky, Inc., as Documentation Agent.
 4.9    Amendment No. 6 dated as of January 30, 1998 to Credit Agreement among
        Atria Communities, Inc., as Borrower, the lending institutions named therein, PNC Bank, N.A., as Administrative Agent and Managing Agent,
        and National City Bank of Kentucky, Inc., as Documentation Agent.

 NUMBER                         DESCRIPTION OF DOCUMENT
 ------                         -----------------------
  4.10  Indenture dated as of October 16, 1997 between Atria Communities, Inc.
        and PNC Bank, Kentucky, Inc. as Trustee. Exhibit 4.2 to the Company's
        Current Report on Form 8-K dated October 16, 1997 is hereby incorporated by reference.
  4.11  Form of 5.0% Convertible Subordinated Notes due 2002 (included in
        Exhibit 4.10).


  4.12 Shareholder Protection Rights Agreement dated as of February 15, 1998, between Atria Communities, Inc. and National City Bank, as Rights
        Agent. Exhibit 99.1 to the Company's Current Report on Form 8-K dated
        February 24, 1998 (Comm. File No. 0-21159) is hereby incorporated by reference.
  4.13  First Amendment to Shareholder Protection Rights Agreement dated as of
        February 24, 1998, between Atria Communities, Inc. and National City
        Bank, as Rights Agent. Exhibit 99.3 to the Company's Current Report on
        Form 8-K dated February 24, 1998 (Comm. File No. 0-21159) is hereby incorporated by reference.
  10.1  Form of Registration Rights Agreement. Exhibit 10.1 to the Company's
        Registration Statement on Form S-1 (Comm. File No. 333-06907) is hereby incorporated by reference.
  10.2  Form of Incorporation Agreement. Exhibit 10.2 to the Company's
        Registration Statement on Form S-1 (Comm. File No. 333-06907) is hereby incorporated by reference.
  10.3  Administrative Services Agreement dated as of August 19, 1997 between
        Atria Communities, Inc. and Vencor, Inc.
  10.4  Form of Tax Sharing Agreement. Exhibit 10.4 to the Company's
        Registration Statement on Form S-1 (Comm. File No. 333-06907) is hereby incorporated by reference.
  10.5  Atria Communities, Inc. 1996 Stock Ownership Incentive Plan.
  10.6  Atria Communities, Inc. Non-Employee Directors 1996 Stock Incentive
        Plan.
  10.7  First Amendment to Atria Communities, Inc. Non-Employee Directors 1996
        Stock Incentive Plan.
  10.8 Mortgage and Trust Indenture dated as of November 1, 1990, by and between New Pond Village Associates and The First National Bank of
        Boston, as Trustee. Exhibit 10.7 to the Company's Registration
        Statement on Form S-1 (Comm. File No. 333-06097) is hereby incorporated by reference.
  10.9 Indenture of Trust and Agreement dated as of December 1, 1985, by and among The Redevelopment Agency of the City of San Marcos, San Marcos
        Retirement Village, The First National Bank of Boston, as Trustee, and
        Security Pacific National Bank. Exhibit 10.8 to the Company's
        Registration Statement on Form S-1 (Comm. File No. 333-06907) is hereby incorporated by reference.
 10.10  Form of Services Agreements relating to Kachina Point, San Marcos,
        McMillen Senior Village, Valley Manor, The Greens, Heritage at Wildwood and Villa Campana. Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Comm. File No. 333-06907) is hereby incorporated by reference.
 10.11  Form of Voting Agreement. Exhibit 10.11 to the Company's Registration
        Statement on Form S-1 (Comm. File No. 333-06907) is hereby incorporated by reference.


 10.12  Form of New Pond Village Associates Lease. Exhibit 10.13 to the
        Company's Registration Statement on Form S-1 (Comm. File No. 333-06907) is hereby incorporated by reference.
 10.13  Form of Term Promissory Note to Vencor. Exhibit 10.14 to the Company's
        Registration Statement on Form S-1 (Comm. File No. 333-06907) is hereby incorporated by reference.
 10.14  Form of Guaranty Fee Agreement. Exhibit 10.16 to the Company's
        Registration Statement on Form S-1 (Comm. File No. 333-06907) is hereby incorporated by reference.

 NUMBER                         DESCRIPTION OF DOCUMENT
 ------                         -----------------------
 10.15  Security Agreement dated as of August 15, 1996 among Atria Communities,
        Inc. as Assignor and the other Assignors named therein, and PNC Bank,
        National Association, as Collateral Agent. Exhibit 2 to the Company's
        Current Report on Form 8-K dated August 26, 1996 (Comm. No. 0-21159) is hereby incorporated by reference.
 10.16  Amendment No. 1 to Security Agreement dated as of March 27, 1997 among
        Atria Communities, Inc., as Assignor, other original assignors named therein, additional pledgors named therein, and PNC Bank, National
        Association, as Collateral Agent. Exhibit 10.1 to the Company's
        Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1997
        (Comm. File No. 0-21159) is hereby incorporated by reference.
 10.17  Pledge Agreement dated as of August 15, 1996 among Atria Communities,
        Inc. as a Pledgor and the other Pledgors named therein, and PNC Bank,
        National Association, as Collateral Agent. Exhibit 3 to the Company's
        Current Report on Form 8-K dated August 26, 1996 (Comm. File No. 0-
        21159) is hereby incorporated by reference.
 10.18  Amendment No. 1 to Pledge Agreement dated as of March 27, 1997 among
        Atria Communities, Inc., as Pledgor, other original pledgors named therein, additional pledgors named therein, and PNC Bank, National
        Association, as Collateral Agent. Exhibit 10.2 to the Company's
        Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1997
        (Comm. File No. 0-21159) is hereby incorporated by reference.
 10.19  Parent Guaranty dated as of August 15, 1996 among (a) Atria
        Communities, Inc., as Borrower, (b) Vencor, Inc., as parent Guarantor,
        (c) First Healthcare Corporation, Northwest Healthcare, Inc., Medisave
        Pharmacies, Inc., Hillhaven of Central Florida, Inc., and Nationwide
        Care, Inc., as Supporting Guarantors, and (d) PNC Bank, National
        Association, as Administrative Agent. Exhibit 4 to the Company's
        Current Report on Form 8-K dated August 26, 1996 (Comm. File No. 0-
        21159) is hereby incorporated by reference.
 10.20  Amendment No. 1 to Parent Guaranty dated as of March 27, 1997 among
        Atria Communities, Inc., as Borrower, Vencor, Inc., as Parent
        Guarantor, First Healthcare Corporation, Northwest Health Care, Inc.,
        Medisave Pharmacies, Inc., Nationwide Care, Inc., TheraTx,
        Incorporated, Vencor Hospitals Illinois, Inc., Vencor Hospitals South,
        Inc., Vencor Hospitals East, Inc., Vencor Hospitals California, Inc.,
        Vencor Hospitals Texas, Ltd., Ventech Systems, Inc., Pastiempo
        Development Corp., VCI Specialty Services, Inc., and Vencor Properties,
        Inc., as Supporting Guarantors, and PNC Bank, National Association, as
        Administrative Agent. Exhibit 10.3 to the Company's Quarterly Report on
        Form 10-Q for the Quarter Ended March 31, 1997 (Comm. File No. 0-21159)
        is hereby incorporated by reference.
 10.21  Subsidiary Guaranty dated as of August 15, 1996 between the subsidiaries of Atria Communities, Inc. named therein and PNC Bank,
        National Association, as Administrative Agent. Exhibit 5 to the
        Company's Current Report on Form 8-K dated August 26, 1996 (Comm. File
        No. 0-21159) is hereby incorporated by reference.
 10.22  Amendment No. 1 to Subsidiary Guaranty dated as of March 27, 1997 between the subsidiaries of Atria Communities, Inc. named therein and
        PNC Bank, National Association, as Administrative Agent. Exhibit 10.4
        to the Company's Quarterly Report on Form 10-Q for the Quarter Ended
        March 31, 1997 (Comm. File No. 0-21159) is hereby incorporated by reference.
 10.23  Future Advance Mortgage, Assignment of Leases and Security Agreement
        dated as of August 15, 1996, executed by Atria Communities, Inc., in favor of PNC Bank, National Association, as Collateral Agent (Heritage
        at Wildwood). (Similar forms were used for other properties.) Exhibit 6 to the Company's Current Report on Form 10-K dated August 26, 1996
        (Comm. File No. 0-21159) is hereby incorporated by reference.

 NUMBER                         DESCRIPTION OF DOCUMENT
 ------                         -----------------------
 10.24  Future Advance Deed of Trust, Fixture Filing, and Assignment of Leases
        and Rents and Security Agreement dated as of August 15, 1996, executed by Atria Communities, Inc. in favor of Transnation Title Insurance
        Company (Valley Manor). (Similar forms were used for other properties.)
        Exhibit 7 to the Company's Current Report on Form 8-K dated August 26,
        1996 (Comm. File No. 0-21159) is hereby incorporated by reference.
 10.25  Agreement and Plan of Merger among Atria Communities, Inc., Atria
        Communities Southeast, Inc., American ElderServe Corporation, Andy L.
        Schoepf, Elizabeth A. Schoepf and Evely C. Schoepf, dated as of March
        3, 1997. Exhibit 2.1 to the Company's Current Report on Form 8-K dated
        April 1, 1997 (Comm. File No. 0-21159) is hereby incorporated by reference.
 10.26  Letter from Vencor, Inc. to Andy L. Schoepf dated April 1, 1997, agreeing to vote all of Vencor, Inc.'s shares of Atria Common Stock for
        Mr. Schoepf's nominee for the Board of Directors. Exhibit 10.30 to the
        Company's Registration Statement on Form S-1 (Comm. File No. 333-28577)
        is hereby incorporated by reference.
 10.27  Development Agreement between Elder HealthCare Developers, LLC and
        Atria Communities, Inc. dated as of April 1, 1997. Exhibit 99.2 to the
        Company's Current Report on Form 8-K dated April 1, 1997 (Comm. File
        No. 0-21159) is hereby incorporated by reference.
 10.28  Letter dated March 9, 1998 from Atria Communities, Inc. to Assisted
        Care Developers agreeing to amend the Development Agreement between
        Elder HealthCare Developers, LLC and Atria Communities, Inc., dated as of April 1, 1997.
 10.29  Amended and Restated Operating Agreement of Elder HealthCare
        Developers, LLC dated as of
        April 1, 1997, as amended and restated on November 18, 1997.
 10.30  First Amendment to the Amended and Restated Operating Agreement of
        Elder HealthCare Developers, LLC, dated as of February 18, 1998.
 10.31  Second Amendment to the Amended and Restated Operating Agreement of
        Elder HealthCare Developers, LLC, dated as of February 26, 1998.
 10.32  Agreement by and among MedGroup Management, Inc., Atria Communities,
        Inc. and Atrium at St. Matthews, LLC dated June 3, 1997. Exhibit 10.31 to the Company's Registration Statement on Form S-1 (Comm. File No.
        333-28577) is hereby incorporated by reference.
 10.33  Amendment No. 2 to Parent Guaranty dated as of May 27, 1997 by Atria
        Communities, Inc., as Borrower, Vencor, Inc., as Parent Guarantor, the
        Supporting Guarantors named therein, and PNC Bank, National
        Association, as Administrative Agent. Exhibit 10.3 to the Company's
        Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997
        (Comm. File No. 0-21159) is hereby incorporated by reference.
 10.34  Agreement for Purchase and Sale of Assets by and among Atria
        Communities, Inc., Briarcliff Health Center of Texas, Briarcliff Health
        Center, Inc., and Larry S. Parker, Randy Parker and Don Steele dated as of December 15, 1997. Exhibit 2.1 to the Company's Current Report on
        Form 8-K dated February 17, 1998 (Comm. File No. 0-21159) is hereby incorporated by reference.
 10.35  Agreement for Purchase and Sale of Assets by and among Atria
        Communities, Inc., Briarcliff Village Health Center, Briarcliff Village
        Health Center, Inc., and Larry S. Parker, Randy Parker, Mary G.
        Tedford, Laura R. Tedford, David Tedford and Don Steele dated as of
        December 15, 1997. Exhibit 2.2 to the Company's Current Report on Form
        8-K dated February 17, 1998 (Comm. File No. 0-21159) is hereby incorporated by reference.
 10.36  Agreement for Purchase and Sale of Assets by and among Atria
        Communities, Inc., Nursing Care Four, Chandler Nursing Center, Inc.,
        and Larry S. Parker, Randy Parker, Mary G. Tedford, Laura R. Tedford,
        David Tedford and Don Steele dated as of December 15, 1997. Exhibit 2.3 to the Company's Current Report on Form 8-K dated February 17, 1998
        (Comm. File No. 0-21159) is hereby incorporated by reference.
 10.37  Agreement for Purchase and Sale of Assets by and among Atria
        Communities, Inc., and Larry S. Parker dated as of December 15, 1997.
        Exhibit 2.4 to the Company's Current Report on Form 8-K dated February
        17, 1998 (Comm. File No. 0-21159) is hereby incorporated by reference.

 NUMBER                         DESCRIPTION OF DOCUMENT
 ------                         -----------------------
 10.38  Master Participation Agreement dated as of January 30, 1998 among Asset
        XVIII Holdings Company, LLC, as Lessor, Atria Communities, Inc., as
        Lessee and Bank One, Kentucky, N.A., as Lender. Exhibit 99.1 to the
        Company's Current Report on Form 8-K dated February 17, 1998 (Comm.
        File No. 0-21159) is hereby incorporated by reference.
 10.39  Master Lease and Development Agreement dated as of January 10, 1998, between Asset XVIII Holdings Company, LLC, as Lessor, and Atria
        Communities, Inc., as Lessee. Exhibit 99.2 to the Company's Current
        Report on Form 8-K dated February 17, 1998 (Comm. File No. 0-21159) is hereby incorporated by reference.
 10.40  Registration Rights Agreement between Atria Communities, Inc. and Andy
        L. Schoepf dated as of April 1, 1997. Exhibit 99.1 to the Company's
        Current Report on Form 8-K dated April 1, 1997 (Comm. File No. 0-21159)
        is hereby incorporated by reference.
 10.41  Registration Rights Agreement dated as of October 16, 1997 by and among
        Atria Communities, Inc., BT Alex. Brown Incorporated, Donaldson, Lufkin
        & Jenrette Securities Corporation, Morgan Stanley & Co. Incorporated,
        Smith Barney Inc. and J.C. Bradford & Co. Exhibit 99.1 to the Company's
        Current Report on Form 8-K (Comm. File No. 0-21159) dated October 16,
        1997 is hereby incorporated by reference.
    21  Subsidiaries of the Registrant.
    23  Consent of Ernst & Young LLP.
    27  Financial Data Schedule (included only in filings under the Electronic
        Data Gathering, Analysis, and Retrieval System).

  (b) REPORTS ON FORM 8-K.

  During the fourth quarter of 1997, the Company filed a Current Report on Form 8-K dated October 16, 1997 related to the private placement of the Company's 5.0% Convertible Subordinated Notes due 2002.

  (c) EXHIBITS.

  The response to this portion of Item 14 is submitted as a separate section of this Report.

  (d) FINANCIAL STATEMENT SCHEDULES.

  All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ATRIA COMMUNITIES, INC.

Date: March 30, 1998                      By:  /s/ J. Timothy Wesley
                                             ----------------------------------
                                                    J. Timothy Wesley
                                              Chief Financial Officer, Vice-
                                                       President of
                                                Development and Secretary

  In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           SIGNATURE                        TITLE                  DATE

     /s/ W. Bruce Lunsford           Chairman of the           March 30, 1998
-------------------------------      Board
       W. Bruce Lunsford

   /s/ W. Patrick Mulloy, II         Chief Executive           March 30, 1998
-------------------------------      Officer, President
     W. Patrick Mulloy, II           and Director

     /s/ J. Timothy Wesley           Chief Financial           March 30, 1998
-------------------------------      Officer, Vice-
       J. Timothy Wesley             President of
                                     Development and
                                     Secretary (Chief
                                     Financial and
                                     Accounting Officer)

      /s/ Andy L. Schoepf            Chief Operating           March 30, 1998
-------------------------------      Officer and Director
        Andy L. Schoepf

   /s/ Sandra Harden Austin          Director                  March 30, 1998
-------------------------------
     Sandra Harden Austin

  /s/ William C. Ballard Jr.         Director                  March 30, 1998
-------------------------------
    William C. Ballard Jr.

       /s/ Peter J. Grua             Director                  March 30, 1998
-------------------------------
         Peter J. Grua

      /s/ Thomas T. Ladt             Director                  March 30, 1998
-------------------------------
        Thomas T. Ladt

       /s/ R. Gene Smith             Director                  March 30, 1998
-------------------------------
         R. Gene Smith

                            ATRIA COMMUNITIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Independent Auditors............................................  F-2
Consolidated Financial Statements:
  Consolidated Statement of Income for the years ended December 31, 1997,
   1996 and 1995..........................................................  F-3
  Consolidated Balance Sheet, December 31, 1997 and 1996..................  F-4
  Consolidated Statement of Stockholders' Equity for the years ended
   December 31,
   1997, 1996, and 1995...................................................  F-5
  Consolidated Statement of Cash Flows for the years ended December 1997,
   1996 and 1995..........................................................  F-6
  Notes to Consolidated Financial Statements..............................  F-7
  Quarterly Consolidated Financial Information (unaudited)................ F-19

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Atria Communities, Inc.

  We have audited the accompanying consolidated balance sheet of Atria Communities, Inc. (formerly the assisted and independent living businesses of Vencor, Inc.see Note 1) as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atria Communities, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                          /s/ Ernst & Young LLP

Louisville, Kentucky
February 11, 1998

                            ATRIA COMMUNITIES, INC.

                        CONSOLIDATED STATEMENT OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       1997     1996     1995
                                                      -------  -------  -------
Revenues............................................  $68,878  $51,846  $47,976
                                                      -------  -------  -------
Salaries, wages and benefits........................   28,152   19,861   17,455
Supplies............................................    6,332    5,024    4,860
Rent................................................      615      353      383
Depreciation and amortization.......................    7,399    5,060    5,113
Non-recurring transactions..........................       --    1,050      600
Other operating expenses............................   13,752   10,594    9,465
                                                      -------  -------  -------
                                                       56,250   41,942   37,876
                                                      -------  -------  -------
Operating income....................................   12,628    9,904   10,100
Interest expense....................................    5,409    4,287    4,322
Investment income...................................   (4,579)  (1,439)    (147)
                                                      -------  -------  -------
Income before income taxes and extraordinary loss...   11,798    7,056    5,925
Provision for income taxes..........................    4,413    2,787    2,341
                                                      -------  -------  -------
Income before extraordinary loss....................    7,385    4,269    3,584
Extraordinary loss on extinguishment of debt, net of
 income tax benefit of $134 in 1997 and $93 in 1995.     (199)     --      (146)
                                                      -------  -------  -------
      Net income....................................  $ 7,186  $ 4,269  $ 3,438
                                                      =======  =======  =======
Earnings per common share:
  Basic:
    Income before extraordinary loss................  $  0.37  $  0.35  $  0.36
    Extraordinary loss on extinguishment of debt....    (0.01)     --     (0.02)
                                                      -------  -------  -------
      Net income....................................  $  0.36  $  0.35  $  0.34
                                                      =======  =======  =======
  Diluted:
    Income before extraordinary loss................  $  0.37  $  0.35  $  0.36
    Extraordinary loss on extinguishment of debt....    (0.01)     --     (0.02)
                                                      -------  -------  -------
      Net income....................................  $  0.36  $  0.35  $  0.34
                                                      =======  =======  =======
  Shares used in computing earnings per common
   share:
    Basic...........................................   19,720   12,140   10,095
    Diluted.........................................   20,054   12,226   10,095

                            See accompanying notes.

                            ATRIA COMMUNITIES, INC.

                           CONSOLIDATED BALANCE SHEET

                           DECEMBER 31, 1997 AND 1996
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                          ASSETS                               1997      1996
                          ------                             --------  --------
Current assets:
  Cash and cash equivalents................................  $152,724  $ 65,238
  Short-term investments...................................    35,570       --
  Resident accounts receivable less allowance for loss of
   $239--1997 and $130--1996...............................       743       356
  Income taxes.............................................     2,846       193
  Other....................................................     2,878     1,010
                                                             --------  --------
                                                              194,761    66,797
Property and equipment, at cost:
  Land.....................................................    33,228    21,368
  Buildings................................................   201,209   123,707
  Equipment................................................    17,724    11,228
  Construction in progress (estimated cost to complete and
   equip after December 31, 1997--$63,000).................    29,856     5,643
                                                             --------  --------
                                                              282,017   161,946
Accumulated depreciation...................................   (33,754)  (27,426)
                                                             --------  --------
                                                              248,263   134,520
Intangible assets less accumulated amortization of $2,531--
 1997 and $3,599--1996.....................................    14,190     3,353
Notes receivable...........................................     7,273       --
Other......................................................    10,976     5,112
                                                             --------  --------
                                                             $475,463  $209,782
                                                             ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
  Accounts payable.........................................  $  6,121  $  2,536
  Salaries, wages and other compensation...................     2,095     1,163
  Other accrued liabilities................................     4,892     2,686
  Long-term debt due within one year.......................       992    14,825
                                                             --------  --------
                                                               14,100    21,210
Long-term debt.............................................   255,855    95,207
Deferred credits and other liabilities.....................    12,669     4,419
Stockholders' equity:
  Preferred stock, $1.00 par value, authorized 5,000
   shares; none issued and outstanding.....................       --        --
  Common stock, $0.10 par value; authorized 50,000 shares;
   issued and outstanding: 1997--23,375; 1996--15,830
   shares..................................................     2,338     1,583
  Capital in excess of par value...........................   181,610    85,658
  Retained earnings........................................     8,891     1,705
                                                             --------  --------
                                                              192,839    88,946
                                                             --------  --------
                                                             $475,463  $209,782
                                                             ========  ========

                            See accompanying notes.

                            ATRIA COMMUNITIES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                              INVESTMENTS
                                                                 BY AND
                         COMMON  COMMON   CAPITAL IN            ADVANCES
                         STOCK    STOCK   EXCESS OF  RETAINED     FROM
                         SHARES PAR VALUE PAR VALUE  EARNINGS VENCOR, INC.  TOTAL
                         ------ --------- ---------- -------- ------------ --------
Balances, January 1,
 1995...................    --   $  --     $    --    $  --     $ 31,835   $ 31,835
  Net income............    --      --          --       --        3,438      3,438
  Net cash payments to
   Vencor, Inc..........    --      --          --       --       (6,350)    (6,350)
  Non-cash transfers to
   Vencor, Inc..........    --      --          --       --         (476)      (476)
                         ------  ------    --------   ------    --------   --------
Balances, December 31,
 1995...................    --      --          --       --       28,447     28,447
  Net income January 1,
   through
   August 19, 1996......    --      --          --       --        2,564      2,564
  Net income after
   August 19, 1996......    --      --          --     1,705         --       1,705
  Net cash advances by
   Vencor, Inc..........    --      --          --       --        2,621      2,621
  Non-cash transfers
   from Vencor, Inc.....    --      --          --       --        1,646      1,646
  Equity contribution
   from Vencor, Inc..... 10,000   1,000      34,278      --      (35,278)       --
  Net proceeds from
   public offering of
   common stock.........  5,750     575      51,234      --          --      51,809
  Award of restricted
   stock................     80       8         146      --          --         154
                         ------  ------    --------   ------    --------   --------
Balances, December 31,
 1996................... 15,830   1,583      85,658    1,705         --      88,946
  Net income............    --      --          --     7,186         --       7,186
  Stock issued in
   conjunction with the
   acquisition of
   American ElderServe..    636      64       5,131      --          --       5,195
  Secondary stock
   offering.............  6,900     690      90,339      --          --      91,029
  Amortization of
   restricted stock.....    --      --          400      --          --         400
  Stock options
   exercised............      9       1          82      --          --          83
                         ------  ------    --------   ------    --------   --------
Balances, December 31,
 1997................... 23,375  $2,338    $181,610   $8,891    $    --    $192,839
                         ======  ======    ========   ======    ========   ========


                            See accompanying notes.

                            ATRIA COMMUNITIES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                     1997       1996     1995
                                                   ---------  --------  -------
Cash flows from operating activities:
Net income.......................................  $   7,186  $  4,269  $ 3,438
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization..................      7,399     5,060    5,113
  Provision for doubtful accounts................         98        42       79
  Deferred income taxes..........................      3,716       860      (63)
  Extraordinary loss on extinguishment of debt...        333       --       239
  Non-recurring transactions.....................        --        750      600
  Other..........................................       (167)       22     (261)
  Changes in operating assets and liabilities,
   net of adjustments for acquisitions of
   businesses:
    Accounts receivable..........................       (269)     (340)    (240)
    Other assets.................................       (702)      164      234
    Accounts payable.............................       (636)    1,354       53
    Income taxes.................................     (3,034)      190      --
    Other accrued liabilities....................      1,617       827     (661)
                                                   ---------  --------  -------
      Net cash provided by operating activities..     15,541    13,198    8,531
                                                   ---------  --------  -------
Cash flows from investing activities:
  Purchases of property and equipment............    (53,452)   (7,389)  (4,025)
  Payment for acquisition of American Elderserve.     (8,720)      --       --
  Acquisitions of other new businesses...........    (21,716)      --       --
  (Investments in) distributions from joint
   ventures......................................     (6,572)       31      716
  Purchases of short-term investments............    (41,611)      --       --
  Sales of short-term investments................      6,041       --       --
  Other..........................................     (2,401)   (1,185)     437
                                                   ---------  --------  -------
      Net cash used in investing activities......   (128,431)   (8,543)  (2,872)
                                                   ---------  --------  -------
Cash flows from financing activities:
  Issuance of long-term debt.....................    148,828    23,205    6,806
  Repayment of long-term debt....................    (34,748)  (18,205)  (4,659)
  Payment of deferred financing costs............     (4,727)   (1,816)     --
  Issuance of common stock.......................     91,112    52,097      --
  Equity contribution from Vencor, Inc...........        --      4,350      --
  Net payments to Vencor, Inc....................        --     (1,729)  (6,350)
  Other..........................................        (89)     (138)    (134)
                                                   ---------  --------  -------
      Net cash provided by (used in) financing
       activities................................    200,376    57,764   (4,337)
                                                   ---------  --------  -------
Change in cash and cash equivalents..............     87,486    62,419    1,322
Cash and cash equivalents at beginning of period.     65,238     2,819    1,497
                                                   ---------  --------  -------
Cash and cash equivalents at end of period.......  $ 152,724  $ 65,238  $ 2,819
                                                   =========  ========  =======
Supplemental information:
  Interest payments, net of amounts capitalized..  $   3,744  $  3,528  $ 4,397
  Income tax payments............................      3,238     2,446    2,310
  Non-cash transactions:
    Exchange of note receivable for additional
     partnership interest........................        --        --     4,552
    Fair value of common stock issued in
     connection with the acquisition of American
     Elderserve Corporation......................      5,195       --       --
    Assumption of long-term debt through business
     and community acquisitions..................     32,632       --       --

                            See accompanying notes.

                            ATRIA COMMUNITIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ACCOUNTING POLICIES

 Basis of Presentation

  Atria is a leading national provider of assisted and independent living services for the elderly. At December 31, 1997, Atria operated 41 communities located in 19 states with a total of 4,170 units, including 2,158 assisted living units and 2,012 independent living units.

  In May 1996, the Board of Directors of Vencor authorized management to establish Atria as a wholly owned subsidiary to operate Vencor's assisted and independent living business. As part of that transaction, Vencor consummated the IPO of 5,750,000 shares of Atria's common stock (including 750,000 shares in connection with the exercise of the underwriters' overallotment option) in the third quarter of 1996. At December 31, 1997, Vencor owned 10,000,000 shares, or 42.8%, of Atria's outstanding common stock.

  The consolidated financial statements include all subsidiaries. Significant intercompany transactions have been eliminated. Investments in affiliates in which the Company has a 50% or less interest are accounted for by the equity method.

  The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include amounts based upon the estimates and judgments of management. Actual amounts may differ from these estimates.

 Revenues

  Revenues are recognized when services are rendered and consist of daily resident fees and fees for other ancillary services. Residence and service agreements are generally for a term of one year. Revenues from management contracts are recognized in the period earned in accordance with the terms of the management agreement.

  Substantially all revenues are derived from private pay sources. A summary of revenues follows (dollars in thousands):

                                                         1997    1996    1995
                                                        ------- ------- -------
     Owned and leased communities...................... $68,312 $51,568 $47,635
     Managed communities...............................     566     278     341
                                                        ------- ------- -------
                                                        $68,878 $51,846 $47,976
                                                        ======= ======= =======

  The terms of resident agreements at two communities require the resident to forfeit a certain percentage of the face amount of a resident mortgage bond (purchased by the resident at the inception of the residency agreement) to Atria upon termination of the residency agreement. These amounts are recorded as deferred revenue at the inception of the residency agreement and recognized as income on a straightline basis over the estimated stay of a resident based upon the community's historical experience. See Note 6.

 Cash and Cash Equivalents

  Cash and cash equivalents include highly liquid investments with an original maturity of three months or less.

                               ATRIA COMMUNITIES

NOTE 1--ACCOUNTING POLICIES (CONTINUED)

 Short Term Investments

  Short-term investments consist of U.S. government and municipal securities and are carried at fair value. Short-term investments, which mature in 1998, have an original maturity in excess of three months at the time of acquisition.

 Allowance For Doubtful Accounts

  A summary of the allowance for doubtful accounts follows (dollars in thousands)

                                                             1997   1996   1995
                                                             -----  -----  ----
     Balance at beginning of period......................... $ 130  $  89  $ 46
     Provision for doubtful accounts........................    98     42    79
     Assumed in acquisitions................................   334    --    --
     Accounts written off...................................  (323)    (1)  (36)
                                                             -----  -----  ----
     Balance at end of period............................... $ 239  $ 130  $ 89
                                                             =====  =====  ====

 Property and Equipment

  Property and equipment are recorded at cost and include interest capitalized on significant construction projects during the construction period as well as other costs directly related to the development and construction of communities. The Company capitalized interest costs of $1.4 million and $58,000 in 1997 and 1996, respectively, (none in 1995) related to the construction and development of certain communities.

  Depreciation expense, computed by the straight line method, was $5.9 million in 1997, $4.6 million in 1996 and $4.4 million in 1995. Depreciable lives for buildings range generally from 20 to 45 years. Estimated useful lives of equipment vary from five to ten years.

 Intangible Assets

  Intangible assets primarily consist of goodwill, debt issuance costs and pre-opening costs. Costs in excess of the fair value of identifiable net assets of acquired entities are amortized using the straight-line method principally over 30 years. Amortization expense for goodwill in 1997 totaled $148,000 (none in 1996).

  The Company regularly reviews the carrying value of certain long-lived assets and the related identifiable intangible assets with respect to any events or circumstances that indicate impairment or that the depreciation or amortization period may require adjustment. If such circumstances suggest the recorded amounts cannot be recovered, calculated based on estimated undiscounted cash flows over the remaining amortization period, the carrying value of such assets are reduced accordingly. At December 31, 1997, the Company does not believe that the carrying value or the depreciation or amortization period of its long-lived assets and related identifiable intangibles requires such adjustments.

  Pre-opening costs aggregating $780,000 at December 31, 1997 (none at December 31, 1996), represent costs incurred by the Company prior to the opening of a community, and are amortized over a period of one year. Debt issuance costs are amortized over the lives of the respective loans.

 Income Taxes

  Prior to the IPO, Atria's operations were included in Vencor's federal and certain state income tax returns on a consolidated basis. Accordingly, provision for income taxes recorded in the consolidated financial

                               ATRIA COMMUNITIES

NOTE 1--ACCOUNTING POLICIES (CONTINUED)

statements of Vencor prior to the IPO have been apportioned to Atria on a divisional basis. However, for purposes of the accompanying consolidated financial statements, the provision for income taxes has been recorded as if Atria were filing separate income tax returns. Subsequent to the IPO, Atria files separate federal and state income tax returns.

 Earnings per Common Share

  In 1997, the Financial Accounting Standards Board (the "FASB") issued Statement No. 128, "Earnings Per Share" ("SFAS 128"), replacing the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Earnings per share for all periods presented have been restated to conform to the requirements of SFAS 128. The impact of the restatement was not significant.

  Share and per share amounts for periods prior to the IPO are presented on a pro forma basis.

 Recent Accounting Pronouncements

  In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which will become effective in December 1998 and requires interim disclosures beginning in 1999. SFAS 131 requires public companies to report certain information about operating segments, products and services, the geographic areas in which they operate and major customers. The operating segments are to be based on the structure of the enterprise's internal organization whose operating results are regularly reviewed by senior management. Management has not yet determined the effect, if any, of SFAS 131 on the consolidated financial statements disclosures.

NOTE 2--NON-RECURRING TRANSACTIONS

  In June 1996, Atria recorded a nonrecurring pretax charge of $1.1 million in connection with the settlement of certain litigation involving a minority partner at one of its communities. Results of operations in 1995 include a charge of $600,000 related to the writedown of undeveloped property to its estimated net realizable value.

NOTE 3--AMERICAN ELDERSERVE ACQUISITION

  On April 1, 1997, Atria acquired American ElderServe, an operator of assisted living communities, for a combination of Atria's common stock, cash and assumption of debt valued at approximately $30.7 million. At the time of the acquisition, American ElderServe operated 12 assisted living communities consisting of 503 units and also had six additional communities under construction containing 345 units. A summary of the American ElderServe acquisition follows (dollars in thousands):

     Fair value of assets acquired..................................... $36,812
     Fair value of liabilities assumed.................................  22,873
                                                                        -------
       Net assets acquired.............................................  13,939
     Fair value of common stock issued.................................  (5,195)
     Cash received from acquired entity................................     (24)
                                                                        -------
       Net cash paid................................................... $ 8,720
                                                                        =======

  The purchase price paid in excess of the fair value of identifiable net assets acquired (to be amortized over 30 years by the straight line method) aggregated $5.7 million.

                               ATRIA COMMUNITIES

NOTE 3--AMERICAN ELDERSERVE ACQUISITION (CONTINUED)

  The pro forma effect of the American ElderServe acquisition, assuming that the transaction occurred on January 1, 1996, follows (dollars in thousands, except per share amounts):

                                                                  YEAR ENDED
                                                                  DECEMBER 31
                                                                ---------------
                                                                 1997    1996
                                                                ------- -------
     Revenues.................................................. $70,700 $57,140
     Income before extraordinary loss..........................   3,810   3,188
     Net income................................................   3,611   3,188
     Earnings per basic and diluted common share:
       Income before extraordinary loss........................ $  0.19 $  0.25
       Net income..............................................    0.18    0.25

  Pro forma income for the year ended December 31, 1997 includes nonrecurring compensation expense incurred by American ElderServe in connection with accelerated vesting of certain stock options exercised in conjunction with the American ElderServe acquisition, the effect of which reduced pro forma net income by $2.2 million, or $0.11 per common share.

  In connection with the American ElderServe acquisition, the Company entered into an agreement with Elder HealthCare Developers, a limited liability company owned 10% by Atria and 90% by Assisted Care Developers, to develop at least 25 assisted living communities for the Company in the southeastern United States over the next three years. Assisted Care Developers is wholly-owned by George A. Schoepf, former Executive Vice President of American ElderServe and the brother of Andy L. Schoepf, the Company's Chief Operating Officer and a Director.

  Atria has made advances to Elder Health Care Developers, included in other long-term assets, totaling $5.0 million at December 31, 1997 to finance the development of certain assisted living communities. Elder HealthCare Developers plans to obtain third party financing during 1998 to fund the development, construction and working capital needs of its communities. If such financing is unavailable or insufficient to cover all of the construction and start-up costs associated with such communities, Atria will be responsible for providing any additional financing.

NOTE 4--OTHER ACQUISITIONS

  The Company has acquired a number of communities, all of which have been accounted for by the purchase method. Accordingly, the aggregate purchase price of these transactions has been allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective fair values. The consolidated financial statements include the operations of acquired entities since the respective acquisition dates. The pro forma effect of these acquisitions on the Company's results of operations prior to the consummation was not significant.

  The following is a summary of acquisitions consummated during 1997, including the acquisition of a community from Vencor for $14.0 million (see
Note 8), under the purchase method of accounting (dollars in thousands):

      Fair value of assets acquired.................................... $29,672
      Fair value of liabilities assumed................................   7,663
                                                                        -------
      Net assets acquired..............................................  22,009
      Cash received from acquired entities.............................     293
                                                                        -------
      Net cash paid for acquisitions................................... $21,716
                                                                        =======

                               ATRIA COMMUNITIES

NOTE 5--INCOME TAXES

  A summary of the provision for income taxes follows (dollars in thousands):

                                                         1997    1996    1995
                                                        ------  ------  ------
     Current:
       Federal......................................... $  634  $1,634  $2,021
       State...........................................     63     293     383
                                                        ------  ------  ------
                                                           697   1,927   2,404
     Deferred..........................................  3,716     860     (63)
                                                        ------  ------  ------
                                                        $4,413  $2,787  $2,341
                                                        ======  ======  ======

Reconciliation of federal statutory rate to effective income tax rate follows:

                                                         1997    1996    1995
                                                        ------  ------  ------
     Federal statutory rate............................   35.0%   35.0%   35.0%
     State income taxes, net of federal income tax
      benefit..........................................    3.5     3.7     4.0
     Goodwill amortization.............................    0.5     --      --
     Tax-free interest income..........................   (2.3)    --      --
     Other items, net..................................    0.7     0.8     0.5
                                                        ------  ------  ------
     Effective income tax rate.........................   37.4%   39.5%   39.5%
                                                        ======  ======  ======

  A summary of deferred income taxes by source included in the consolidated balance sheet at December 31 follows (dollars in thousands):

                                                 1997               1996
                                          ------------------ ------------------
                                          ASSETS LIABILITIES ASSETS LIABILITIES
                                          ------ ----------- ------ -----------
   Depreciation.......................... $  --    $ 7,319   $  --    $3,761
   Acquired property basis differences...    --      5,821      --       --
   Partnerships..........................  1,821       --     2,040      --
   Compensation..........................    --        --       214      198
   Subsidiary net operating losses
    (expiring in 2012)...................  1,353       --       --       --
   Other.................................  1,242       350      361      223
                                          ------   -------   ------   ------
                                          $4,416   $13,490   $2,615   $4,182
                                          ======   =======   ======   ======

  Deferred income taxes totaling $442,000 and $193,000 at December 31, 1997 and 1996, respectively, are included in current assets. Non-current deferred income taxes, included in deferred credits and other liabilities, totaled $9,516,000 and $1,760,000 at December 31, 1997 and 1996, respectively.

                               ATRIA COMMUNITIES

NOTE 6--LONG-TERM DEBT

  A summary of long-term debt at December 31 follows (dollars in thousands):

                                                                1997     1996
                                                              -------- --------
   5.0% Convertible Subordinated Notes due 2002.............. $143,750 $    --
   Industrial revenue bonds, 5.3% to 7.7% (rates generally
    floating, average 6.5%) payable in periodic installments
    through 2010.............................................   61,290   62,115
   Non-interest bearing residential mortgage bonds, payable
    in periodic installments through 2040....................   33,384   33,917
   Mortgage notes payable, 8.3% to 9.5% (average 9.0%)
    payable in periodic installments through 2036............   12,194      --
   Note payable to Vencor....................................      --    14,000
   Other.....................................................    6,229      --
                                                              -------- --------
     Total debt, average life of 12 years (rates averaging
      5.0%)..................................................  256,847  110,032
   Amounts due within one year...............................      992   14,825
                                                              -------- --------
     Long-term debt.......................................... $255,855 $ 95,207
                                                              ======== ========

  In October 1997, the Company completed a $143,750,000 private offering (the "Convertible Notes Offering") of 5.0% Convertible Subordinated Notes due 2002 (the "Convertible Notes"). Net proceeds from this offering approximated $139.8 million and are being used to finance the development and acquisition of assisted living communities, for working capital and general corporate purposes. The Convertible Notes are convertible into shares of the Company's common stock at $20.864 per share and may not be redeemed by the Company prior to October 15, 2000.

  In conjunction with the American ElderServe acquisition, the Company assumed approximately $16.8 million in long-term debt, of which $14.3 million was repaid simultaneous with the acquisition. The Company recorded, net of income tax benefit, an extraordinary loss on extinguishment of long-term debt of $199,000, primarily relating to unamortized deferred costs, relating to the aforementioned retired debt.

  Under the terms of a residence and service agreement at two communities, residents are required to purchase a residential mortgage bond, which entitles them to occupy a residential unit and to receive services and use the community as described in the agreement. The face amount of each bond is equal to the market value of the residential unit to be occupied by the resident. The bonds represent non-interest bearing loans to the Company and are non-transferable. The first maturity date of each bond is January 1, 2040; however, the Company is required to redeem a bond within 180 days of the termination of a residency agreement, at which time the Company is required to repay the residential mortgage bond to the resident less a fee of up to 20.0% of the face amount of the bond. The consolidated statement of cash flows includes issuances of resident mortgage bonds aggregating $5.0 million, $5.5 million and $4.2 million in 1997, 1996 and 1995, respectively, and redemptions of such bonds aggregating $5.4 million, $4.7 million and $3.5 million for each of the respective years.

  Maturities of long-term debt in years 1999 through 2002 are $1,044,000, $1,057,000, $1,074,000 and $144,843,000, respectively.

  On August 26, 1996, Atria entered into a bank credit facility (the "Credit Facility") which was amended in January 1998 and aggregates $125.0 million (including a letter of credit option not to exceed $70.0 million) and has a maturity of four years and may be extended at the option of the banks for one additional year. The Credit Facility bears interest, at Atria's option, at either (i) a base rate based on PNC Bank's prime rate or the daily

                               ATRIA COMMUNITIES

NOTE 6--LONG TERM DEBT (CONTINUED)

federal funds rate or (ii) a LIBOR rate, plus an additional percentage based on certain leverage ratios. The obligations under the Credit Facility are secured by substantially all of Atria's property, the capital stock of its present and future principal subsidiaries and all intercompany indebtedness owed to Atria by its subsidiaries.

  The Credit Facility contains financial covenants and other restrictions that
(i) require Atria to meet certain financial tests, (ii) require that there be no change of control of Atria, (iii) limit, among other things, the ability of Atria and certain of its subsidiaries to borrow additional funds, dispose of certain assets and engage in mergers and other business combinations, (iv) prohibit distributions to Atria's stockholders and (v) require Vencor to own at least 30.0% of Atria's common stock. In addition, Vencor guaranteed for four years certain borrowings by Atria under the Credit Facility in amounts up to $75.0 million at December 31, 1997 and declining to $50.0 million in 1998 and $25.0 million in 1999.

NOTE 7--CONTINGENCIES

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

NOTE 8--TRANSACTIONS WITH VENCOR

  In connection with the IPO, all amounts previously classified as investments by and advances from Vencor were contributed to Atria as part of its permanent capitalization. In addition, Vencor also contributed approximately $4.3 million in cash to Atria prior to the consummation of the IPO.

  For periods prior to the IPO, certain allocations and estimates have been made by management in the consolidated financial statements to present the historical financial position and results of operations of Atria as a separate entity. Upon consummation of the IPO, Atria became contractually obligated to pay Vencor for certain centralized management and administrative services underlying such historical allocations and estimates. The operating results of Atria include corporate costs and expenses of Vencor aggregating $374,000, $620,000 and $600,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Management believes that these allocations reasonably reflect the proportional costs incurred by Vencor on behalf of Atria.

  Administrative Services--Atria and Vencor entered into an agreement to which Vencor provided certain administrative services to Atria. Some of the services provided to the Company by Vencor included finance and accounting, human resources, risk management, legal, marketing and information systems support. The Company paid Vencor $374,000 and $620,000 for these services in 1997 and 1996, respectively. The agreement expired on December 31, 1997.

  Services Agreement--The Company and Vencor entered into an agreement pertaining to the sharing of costs at seven communities relating to maintenance and lawn services, marketing, food services, general office, housekeeping and emergency call services. The agreement expired in August 1997.

  Guarantees--Vencor guarantees certain borrowings by Atria under the Credit Facility through 2000. Atria will pay to Vencor a fee equal to 1.5% of any guaranteed amounts. For both 1997 and 1996, Atria did not incur any costs related to Vencor's guarantee.

                               ATRIA COMMUNITIES

NOTE 8--TRANSACTIONS WITH VENCOR (CONTINUED)

  Leases--Atria leases certain properties from Vencor including its headquarters office space. Rent expense approximated $48,000 and $18,000 in 1997 and 1996, respectively. The agreement expired in January 1998.

  Borrowings From Vencor--A subsidiary of Atria was indebted to Vencor in the amount of $14.0 million, which bore interest at a rate equal to the floating prime rate of National City Bank, Kentucky plus 1.0%. In July 1997, the promissory note was repaid in full. Interest costs incurred by Atria in connection with this note aggregated $697,000 and $482,000 for the years ended December 31, 1997 and 1996, respectively.

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

  In October 1997, the Company purchased the assets of a retirement community in Stamford, Connecticut for approximately $14.0 million. This community was previously owned by Vencor and had been managed by Atria since April 1997.

NOTE 9--OTHER RELATED PARTY TRANSACTIONS

  During 1997, Atria paid Assisted Care Developers $451,000 primarily for services relating to the location of future development sites of Atria communities.

  During 1997, Atria engaged DevCon Realty, LLC ("DevCon"), a commercial real estate brokerage firm, to serve as its broker in the acquisition of new community development sites. Atria paid DevCon $85,000 for such services during 1997. DevCon is owned 50% by George A. Schoepf, 25% by Andy L. Schoepf and 25% by adult children of Andy L. Schoepf.

  Pursuant to the acquisition of American ElderServe, Atria assumed construction contracts between Delta Construction Corporation (Delta) and American ElderServe for four communities then under development. Delta is owned by Andy L. Schoepf (40%) and his brothers, George A. Schoepf (40%) and Earl Schoepf (20%). The contracts allow Delta to act as the construction manager or general contractor for selected projects, including the four then under development. Atria paid Delta approximately $4.9 million for such services during 1997.

  In the acquisition of American ElderServe, the Company assumed a promissory note, amounting to $545,000 at December 31, 1997, that Schoepf Equities, LLC had originally issued to American ElderServe (the Schoepf Note). The promissory note includes 7% per annum interest and the note is due March 31, 1999. Schoepf Equities, LLC is owned 50% by Andy L. Schoepf and 50% by George
A. Schoepf. The Schoepf Note is secured by certain land.

                               ATRIA COMMUNITIES

NOTE 10--CAPITAL STOCK

  Atria's Restated Certificate of Incorporation authorizes 50,000,000 shares of common stock (par value $0.10 per share) and 5,000,000 shares of preferred stock (par value $1.00 per share). No preferred stock was issued or outstanding in 1996 or 1997.

  In July 1997, the Company completed a secondary offering of 6,900,000 shares of common stock at $14 per share (the "Secondary Offering"). The net proceeds from the Secondary Offering (approximately $91.1 million) are being used to finance the development and acquisition of assisted living communities and for general corporate purposes.

  The accompanying consolidated financial statements are presented as if Atria had been operated as a separate entity. Accordingly, stockholders' equity prior to the IPO comprises both investments by and non-interest bearing advances from Vencor. In connection with the IPO, such amounts have been classified as part of Atria's permanent equity capitalization.

  Atria has established certain stock compensation plans under which options to purchase common stock may be granted to officers, key employees and non-employee directors. Options may be granted at not less than the market price on the date of grant. Options are exercisable in whole or in part one to four years after grant and ending ten years after grant. The plans also provide that awards of restricted stock may be distributed to officers, key employees and certain directors. The initial restricted stock issued in connection with the IPO vests one-half annually over a two-year period. Under certain conditions (e.g., change in control, as defined) the options and restricted stock immediately vest.

  Activity in the plans is summarized below:

                                                                   WEIGHTED
                                     SHARES    OPTION PRICE PER    AVERAGE
                                  UNDER OPTION      SHARE       EXERCISE PRICE
                                  ------------ ---------------- --------------
      Balances, January 1, 1996.         --    $      --            $  --
        Granted.................     639,500        10.00            10.00
        Canceled................     (90,000)       10.00            10.00
                                   ---------
      Balances, December 31,
       1996.....................     549,500        10.00            10.00
        Granted.................   1,850,750    10.00 to 17.13       14.58
        Exercised...............      (8,125)       10.00            10.00
        Canceled................    (162,275)   10.00 to 15.25       11.88
                                   ---------
      Balances, December 31,
       1997.....................   2,229,850   $10.00 to $17.13      13.66
                                   =========

  A summary of stock options outstanding at December 31, 1997 follows:

                                     NUMBER
                                 OUTSTANDING AT  REMAINING     WEIGHTED
                    RANGE OF      DECEMBER 31,  CONTRACTUAL    AVERAGE
                 EXERCISE PRICES      1997         LIFE     EXERCISE PRICE
                 --------------- -------------- ----------- --------------
      Issued in
       1996--        $10.00          515,600     8.6 years      $10.00
      Issued in
       1997--    $10.00 - $17.13   1,714,250    9-10 years      $14.76

                               ATRIA COMMUNITIES

NOTE 10--CAPITAL STOCKS (CONTINUED)

  The weighted average remaining contractual life of options outstanding at December 31, 1997 approximated 9.40 years. Shares of common stock available for future grants were 1,012,025 and 700,500 at December 31, 1997 and 1996, respectively. Approximately 128,000 shares were exercisable at December 31,1997 (none at December 31, 1996).

  In February 1998, Atria established a Shareholders Protection Rights Agreement that allows common stockholders the right to purchase Series A Preferred Stock in the event of accumulation of or tender offer for 15.0% or more of the Company's common stock. The rights are not triggered by beneficial holders of 15.0% or more prior to February 16, 1998 or by any person who becomes a beneficial owner of common stock solely as a result of acquiring not more than 10,000,000 shares of common stock from Vencor, unless such holder increases its beneficial holdings. The rights will expire in 2008 unless redeemed earlier by the Company.

  Atria has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of Atria's employee stock options is equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if Atria has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.9% in 1997 and 6.5% in 1996; no dividend yield; expected term of eight years in 1997 and nine years in 1996 and a volatility factor of the expected market price of Atria's common stock of .40 in 1997 and .50 in 1996. The weighted fair value of options granted in 1997 and 1996 approximated $8.57 and $6.69 per share, respectively.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Atria's employee stock options have characteristics significantly different from those of traded options and because the changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma information follows (in thousands, except per share amounts):

                                                                    1997   1996
                                                                   ------ ------
      Pro forma net income........................................ $5,152 $3,929
      Pro forma basic and diluted earnings per common share....... $ 0.26 $ 0.32

                               ATRIA COMMUNITIES

NOTE 11--EARNINGS PER COMMON SHARE

  A computation of the earnings per common share follows (in thousands, except per share amounts):

                                                       1997     1996    1995
                                                      -------  ------- -------
   Numerator:
     Income before extraordinary loss................ $ 7,385  $ 4,269 $ 3,584
     Extraordinary loss..............................    (199)     --     (146)
                                                      -------  ------- -------
     Numerator for basic and dilutive earnings per
      share.......................................... $ 7,186  $ 4,269 $ 3,438
                                                      =======  ======= =======
   Denominator:
     Denominator for basic earnings per share--
      weighted-average shares........................  19,720   12,140  10,095
     Effect of dilutive securities:
     Employee stock options..........................     334       86     --
                                                      -------  ------- -------
   Denominator for diluted earnings per share-
    adjusted weighted-average shares and assumed
    conversions......................................  20,054   12,226  10,095
                                                      =======  ======= =======
   Earnings per common share:
     Basic:
       Income before extraordinary loss.............. $  0.37  $  0.35 $  0.36
       Extraordinary loss on extinguishment of debt..   (0.01)     --    (0.02)
                                                      -------  ------- -------
         Net income.................................. $  0.36  $  0.35 $  0.34
                                                      =======  ======= =======
     Dilutive:
       Income before extraordinary loss.............. $  0.37  $  0.35 $  0.36
       Extraordinary loss on extinguishment of debt..   (0.01)     --    (0.02)
                                                      -------  ------- -------
         Net income.................................. $  0.36  $  0.35 $  0.34
                                                      =======  ======= =======

  The impact of the conversion of the Convertible Notes is not included in the above calculation because the effect of including such shares, and the related reduction in interest expense, is antidilutive.

NOTE 12--EMPLOYEE BENEFIT PLANS

  Atria participates in Vencor's defined contribution retirement plans covering employees who meet certain minimum eligibility requirements. Benefits are determined as a percentage of a participant's contributions and are generally vested based upon length of service. Retirement plan expense was $83,000 for 1997, $84,000 for 1996 and $77,000 for 1995. Amounts equal to retirement plan expense are funded annually.

NOTE 13--ACCRUED LIABILITIES

  A summary of other accrued liabilities at December 31 follows (dollars in thousands):

                                                                   1997   1996
                                                                  ------ ------
      Taxes other than income.................................... $1,254 $  779
      Interest...................................................  2,545    835
      Due to Vencor..............................................     63    257
      Employee benefits..........................................    549    243
      Income taxes...............................................    --     190
      Other......................................................    481    382
                                                                  ------ ------
                                                                  $4,892 $2,686
                                                                  ====== ======

                               ATRIA COMMUNITIES

NOTE 14--LEASES

  The Company leases real estate and equipment under cancelable and non-cancelable arrangements. Future minimum payments under non-cancelable operating leases as of December 31, 1997 are as follows (dollars in thousands):

      1998............................................................... $  952
      1999...............................................................  1,056
      2000...............................................................  1,124
      2001...............................................................  1,144
      2002...............................................................  1,165
      Thereafter......................................................... $8,007

NOTE 15--FAIR VALUE DATA

  A summary of fair value data at December 31 follows (dollars in thousands):

                                                   1997              1996
                                             ----------------- ----------------
                                             CARRYING   FAIR   CARRYING  FAIR
                                              VALUE    VALUE    VALUE    VALUE
                                             -------- -------- -------- -------
   Cash and cash equivalents................ $152,724 $152,724 $ 65,238 $65,238
   Short-term investments...................   35,570   35,570      --      --
   Notes receivable.........................    7,273    7,273      --      --
   Long-term debt, including amounts due
    within
    one year................................  256,847  247,044  110,032  96,989

  The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

    Cash, cash equivalents and short-term investments: The carrying amounts approximate fair values.

    Notes receivable: The carrying amounts approximate fair values.

    Long-term debt: The estimate of fair value is based upon the quoted market prices for the same or similar issues of long-term debt, or on rates available to Atria for debt of the same remaining maturities.

NOTE 16--SUBSEQUENT EVENTS

  In February 1998, Vencor announced its plans to sell all of its holdings of Atria common stock during 1998. Atria is currently reviewing various options with respect to the registration and sale of the Company's common stock held by Vencor. The sale of the Company's common stock by Vencor will violate certain covenants contained in the Credit Facility. Management is considering a plan to renegotiate the Credit Facility prior to the sale of the Company's common stock by Vencor.

  In January 1998, Atria announced the purchase of a community in Falmouth, Massachusetts aggregating $10.2 million and acquired five communities, two of which are nursing centers in Tyler, Texas by entering into a lease agreement with an outside third party with annual payments approximating $2.1 million through 2003.

                            ATRIA COMMUNITIES, INC.

           QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            1997
                                               --------------------------------
                                                FIRST  SECOND    THIRD  FOURTH
                                               ------- -------  ------- -------
Revenues...................................... $14,217 $16,982  $17,731 $19,948
Income before extraordinary loss..............   1,578   1,479    2,048   2,280
Extraordinary loss on extinguishment of debt..     --     (199)     --      --
                                               ------- -------  ------- -------
  Net income..................................   1,578   1,280    2,048   2,280
Earnings per common share:
  Basic:
    Income before extraordinary loss..........    0.10    0.09     0.09    0.10
    Extraordinary loss on extinguishment of
     debt.....................................     --    (0.01)     --      --
                                               ------- -------  ------- -------
      Net income..............................    0.10    0.08     0.09    0.10
  Diluted:
    Income before extraordinary loss..........    0.10    0.09     0.09    0.10
    Extraordinary loss on extinguishment of
     debt.....................................     --    (0.01)     --      --
                                               ------- -------  ------- -------
      Net income..............................    0.10    0.08     0.09    0.10
Market prices per common share(c):
  High........................................ $ 13.75 $ 15.50  $ 19.50 $ 19.00
  Low.........................................    9.88   10.25    14.25   15.13
                                                            1996
                                               --------------------------------
                                                FIRST  SECOND    THIRD  FOURTH
                                               ------- -------  ------- -------
Revenues...................................... $12,611 $12,837  $13,038 $13,360
Net income(a).................................   1,166     568    1,212   1,323
Earnings per common share(b):
  Basic.......................................    0.11    0.06     0.10    0.08
  Diluted.....................................    0.11    0.06     0.10    0.08
Market prices per common share(c):
  High........................................     --      --     13.50   14.50
  Low.........................................     --      --     10.00    9.25

--------
(a) Second quarter results include a charge of $1.1 million ($630,000 net of tax) related to the settlement of certain litigation.
(b) Share and per share amounts for periods prior to the IPO are presented on a pro forma basis.
(c) Atria Common Stock commenced trading on August 20, 1996. Atria Common Stock is traded on NASDAQ (ticker symbol--ATRC).