Form 10-K/A
period 1997-12-31
ATRIA COMMUNITIES INC
filed 1998-04-30
CIK 1016168

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ----------------

                                   FORM 10-K/A

                                AMENDMENT NO. 1


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

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS



                                                                           PAGE
                                                                           ----

PART III
  Item 10.Directors and Executive Officers of the Registrant..............   3
  Item 11.Executive Compensation..........................................   4
  Item 12.Security Ownership of Certain Beneficial Owners and Management..  10
  Item 13.Certain Relationships and Related Transactions..................  12

                                 INTRODUCTION

     This report on Form 10-K/A (Amendment No. 1) is being filed with the Securities and Exchange Commission to amend Items 10, 11, 12 and 13 of the Annual Report on Form 10-K of Atria Communities, Inc. (the "Company") for the year ended December 31, 1997. The above referenced items appear in their entirety in this report and were originally to be incorporated by reference to the Company's proxy statement.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

     Set forth below are the directors and executive officers of the Company, their ages (as of January 1,1998) and their positions with the Company:

           NAME              AGE        POSITION(S) WITH THE COMPANY
           ----              ---        ----------------------------

W. Bruce Lunsford(1)          50  Chairman of the Board

W. Patrick Mulloy, II(1)      44  Chief Executive Officer, President and
                                  Director

Andy L. Schoepf               49  Chief Operating Officer and Director

J. Timothy Wesley             38  Chief Financial Officer, Vice-President
                                  of Development and Secretary

Sandra Harden Austin(2)(3)    50  Director

William C. Ballard Jr.(3)     57  Director

Peter J. Grua(2)(3)           43  Director

Thomas T. Ladt(3)             47  Director

R. Gene Smith(1)(2)           63  Director

----------------------------

(1)  Member of the Executive Committee, of which Mr. Lunsford is Chairman.
(2) Member of the Executive Compensation Committee, of which Mr. Smith is Chairman.
(3)  Member of the Audit Committee, of which Mr. Ballard is Chairman.


     W. Bruce Lunsford has served as a director and Chairman of the Board of the Company since May 1996. He is a certified public accountant and an attorney. Mr. Lunsford is a founder of Vencor, Inc. ("Vencor") and has served as Chairman of the Board, President and Chief Executive Officer of Vencor since it commenced operations in 1985. He is a director of National City Corporation, a bank holding company, Churchill Downs Incorporated, and Res-Care, Inc., a provider of residential training and support services for persons with developmental disabilities and certain vocational training services.

     W. Patrick Mulloy, II has served as the Chief Executive Officer, President and a director of the Company since May 1996. From 1994 to 1996, Mr. Mulloy was a member and of counsel to the law firm of Greenebaum Doll & McDonald PLLC. From 1992 to 1994, Mr. Mulloy served as the Secretary of the Finance and Administration Cabinet for the Commonwealth of Kentucky. For over ten years prior to 1992, Mr. Mulloy engaged in the private practice of law in Louisville, Kentucky. Mr. Mulloy is on the Board of Directors of the Assisted Living Federation of America and the American Seniors Housing Association. Mr. Mulloy has also been actively involved in commercial and multi-family real estate acquisitions and developments.

     Andy L. Schoepf has been the Company's Chief Operating Officer since April 1997 and a director of the Company since May 1997. For over nine years prior to that time, Mr. Schoepf served as President and Chief Executive Officer of American ElderServe Corporation, an operator of assisted living communities. He is a founding member of the Senior Living Association of Georgia and the Executive Vice President and founding board member of the Assisted Living Association.

     J. Timothy Wesley has been the Chief Financial Officer, Vice-President of Development and Secretary of the Company since May 1996. From 1994 to 1996, Mr. Wesley was Director and Manager of Development at Vencor. From 1992 to 1994, Mr. Wesley was Vice-President of Strategic Planning for Home Care Affiliates, Inc., and from 1986 to 1992, he was employed by Humana Inc., most recently as Director of Acquisitions.

     Sandra Harden Austin has served as a director of the Company since May 1996. Ms. Austin has served as President and Chief Executive Officer of Sedona Healthcare Group Inc., a physician practice management company, since 1997. From 1994 to 1996, Ms. Austin was a Division President of Caremark International, a provider of health care products and services. Ms. Austin served as President and Chief Operating Officer of University of Chicago Hospitals from 1990 to 1993. Ms. Austin is a director of National City Corporation and Ferro Corporation, a multi-specialty chemical manufacturer.

     William C. Ballard Jr. has been a director of the Company since May 1996. Since 1992, Mr. Ballard has been of counsel to the law firm of Greenebaum Doll & McDonald PLLC. From 1981 to 1992, he served as a director and Chief Financial Officer of Humana Inc., a provider of health care services. Mr. Ballard is also a director of Mid-America Bancorp, United Healthcare Corp., LG&E Energy Corp., Health Care REIT, Inc. and American Safety Razor Company.

     Peter J. Grua has served as a director of the Company since August 1996. Since 1992, Mr. Grua has been a principal of HLM Management, an investment management company specializing in entrepreneurial and growth companies. Prior to joining HLM Management, Mr. Grua was a Managing Director of Alex. Brown & Sons Incorporated where he was a research analyst from 1986 to 1992.

     Thomas T. Ladt has served as a director of the Company since May 1996. Mr. Ladt has served as Executive Vice President, Operations of Vencor since February 1996. From November 1995 to February 1996, he served as President of Vencor's Hospital Division. Mr. Ladt was Vice President of Vencor's Hospital Division from 1993 to November 1995. From 1989 to 1993, Mr. Ladt was a Regional Director of Operations for Vencor.

     R. Gene Smith has served as a director of the Company since May 1996. Mr. Smith has been a director of Vencor since 1985 and Vice Chairman of the Board of Vencor since 1987. From 1987 to 1995, Mr. Smith was President of New Jersey Blockbuster, Ltd., which held the Blockbuster Video franchise for northern New Jersey. Since 1988, Mr. Smith has been Chairman of the Board of Taco Tico, Inc., an operator of Mexican fast-food restaurants. Since 1993, Mr. Smith has been Managing General Partner of Direct Programming Services, which was a marketer of direct broadcast satellite television services. In addition, he has been President and owner of R. Gene Smith, Inc., a private investment firm, since 1990.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors and executive officers and persons who own more than 10.0% of the Company's Common Stock to file initial stock ownership reports and reports of changes in ownership with the Securities and Exchange Commission. Based on a review of these reports and on written representations from the reporting persons that no other reports were required, the Company believes that applicable Section 16(a) reporting requirements were complied with for all transactions which occurred in 1997 except that (a) Messrs. Mulloy, Schoepf and Wesley each filed an amended Form 5 after its due date to report additional options to purchase shares of Common Stock granted on December 31, 1997; (b) Mr. Schoepf reported on his amended Form 5 additional options to purchase shares of Common Stock granted on April 1, 1997; and (c) Mr. Ladt filed an amended Form 5 after its due date to report his beneficial ownership through a partnership of certain shares of Common Stock.

Item 11. Executive Compensation

  The following table sets forth the compensation earned by each of the Company's three executive officers, including the Chief Executive Officer and President, (collectively, the "named executive officers") during 1997 and 1996.

                          SUMMARY COMPENSATION TABLE

                                                                LONG-
                               ANNUAL COMPENSATION        TERM COMPENSATION
                               ------------------------ ---------------------
                                                                   SECURITIES
                                                        RESTRICTED UNDERLYING         ALL
        NAME AND                                          STOCK     OPTIONS/         OTHER
  PRINCIPAL POSITIONS     YEAR  SALARY       BONUS(1)   AWARDS(2)     SARS      COMPENSATION(3)
  -------------------     ---- ----------    ---------- ---------- ----------   ---------------
W. Patrick Mulloy, II...  1997 $  200,000          -0-        -0-   300,000(5)       $714
Chief Executive Officer,  1996    127,500(4)   $60,000   $337,500   200,000           246
President and Director
Andy L. Schoepf(6)......  1997    123,000          -0-        -0-   235,000(7)       $233
Chief Operating Officer
and Director
J. Timothy Wesley.......  1997    110,000          -0-        -0-   200,000(8)       $783
Chief Financial Officer,  1996     60,000(4)    22,500     56,250    35,000            67
Vice President of
Development
and Secretary

--------
(1) The amounts shown represent cash bonuses awarded under the Company's 1996 Stock Ownership Incentive Plan which were based on the Company's profitability.
(2) Represents the value of restricted shares of Common Stock awarded under the 1996 Stock Ownership Incentive Plan. These amounts were calculated based on the closing market value of the Common Stock on the date of grant. The Compensation Committee did not grant any shares of restricted stock to the named executive officers in 1997. As of December 31, 1997, the following number of restricted shares were held by the named executive officers: Mr. Mulloy--15,000 shares and Mr. Wesley--2,500 shares. The market values of the restricted shares held by the named executive officers at December 31, 1997 were as follows: Mr. Mulloy-- $256,875 and Mr. Wesley--$42,813. The market value of the Common Stock was $17.125 per share as of December 31, 1997 (the last trading date in 1997) based on the closing price per share on the NASDAQ National Market System. If the Company were to declare a dividend on the Common Stock, any such dividend would also be paid on the restricted shares.
(3) The compensation reported represents amounts imputed or credited to the named executive officer for premiums paid for life insurance.
(4) These amounts represent cash compensation paid to the named executive officers for approximately eight months of service with the Company in 1996.
(5) Includes options to purchase 25,000 shares of Common Stock granted as a result of Mr. Mulloy's election to receive his 1997 bonus of $66,000 in the form of stock options.
(6) Mr. Schoepf first became an executive officer of the Company in April 1997. The salary shown is the compensation paid to Mr. Schoepf for approximately eight months of service with the Company in 1997.
(7) Includes options to purchase 35,000 shares of Common Stock granted as a result of Mr. Schoepf's election to receive his 1997 bonus of $32,813 in the form of stock options.
(8) Includes options to purchase 35,000 shares of Common Stock granted as a result of Mr. Wesley's election to receive his 1997 bonus of $31,250 in the form of stock options.

                       OPTION GRANTS IN LAST FISCAL YEAR

  The following table sets forth information concerning options to purchase shares of the Company's Common Stock granted in 1997 to the Company's named executive officers.

                         NUMBER OF  % OF TOTAL
                         SECURITIES  OPTIONS                                            GRANT
                         UNDERLYING GRANTED TO                                           DATE
                          OPTIONS   EMPLOYEES    EXERCISE PRICE       EXPIRATION       PRESENT
   NAME                  GRANTED(1)  IN 1997      PER SHARE(2)           DATE          VALUE(3)
   ----                  ---------- ---------- ------------------ ------------------- ----------
W. Patrick Mulloy, II...  300,000      16.2%   120,000 at $10.00   120,000 on 1/9/07  $  697,200
                                                80,000 at $15.25   80,000 on 7/18/07     708,000
                                               100,000 at $17.125 100,000 on 12/31/07    994,000
Andy L. Schoepf.........  235,000      12.7%    25,000 at $11.00   25,000 on 4/1/07   $  159,750
                                               135,000 at $15.25  135,000 on 7/18/07   1,194,750
                                               75,000 at $17.125  75,000 on 12/31/07     745,500
J. Timothy Wesley.......  200,000      10.8%    45,000 at $10.00   45,000 on 1/9/07   $  261,450
                                                80,000 at $15.25   80,000 on 7/18/07     708,000
                                               75,000 at $17.125  75,000 on 12/31/07     745,500

--------
(1) All options shown in the above table become exercisable in four equal annual installments, beginning on the first anniversary of the date of the grant. All options become fully exercisable upon a "change in control", as defined in the 1996 Plan, of the Company. Of such number of shares of Common Stock underlying options, the following number are subject to stockholder approval of the proposed amendment to the 1996 Plan (to increase the number of shares of Common Stock reserved for issuance under the 1996 Plan): Mr. Mulloy-180,000; Mr. Schoepf-210,000; and Mr. Wesley-155,000.
(2) All options were granted at fair market value (closing price on the Nasdaq National Market on the date of the grant.) The exercise price and any tax withholding obligations related to exercise may be paid by delivery of shares of Common Stock.
(3) The Company used the Black-Scholes model of option valuation to determine grant date present value. The present value calculation for the options granted is based on, among other things, the following assumptions: (a) an expected volatility factor of .40, (b) a risk-free interest rate of 6.90%,
    (c) no dividend yield and (d) an expected term of eight years. The Company does not advocate or necessarily agree that the Black-Scholes model can properly determine the value of an option. There is no assurance that the value, if any, realized by the option holder will be at or near the value estimated under the Black-Scholes model.

OPTION EXERCISES AND HOLDINGS

  The following table sets forth information with respect to the Company's named executive officers concerning options held as of December 31, 1997.

                       AGGREGATE YEAR-END OPTION VALUES

                            NUMBER OF UNEXERCISED            VALUE OF UNEXERCISED
                              OPTIONS AT 12/31/97     IN-THE-MONEY OPTIONS AT 12/31/97(1)
                         ---------------------------- -----------------------------------
   NAME                  EXERCISABLE UNEXERCISABLE(2)   EXERCISABLE      UNEXERCISABLE
   ----                  ----------- ---------------- ---------------- ------------------
W. Patrick Mulloy, II...   50,000        450,000      $     356,250.00 $     2,073,750.00
Andy L. Schoepf.........      --         235,000                   --  $       406,250.00
J. Timothy Wesley.......    8,750        226,250      $      62,343.75 $       657,656.25

--------
(1) These amounts were calculated by subtracting the exercise price from the market value of the underlying Common Stock as of year-end. The market value of the Common Stock was $17.125 per share as of December 31, 1997 (the last trading date in 1997) based on the closing price per share on the NASDAQ National Market System.
(2) The number of shares of Common Stock underlying options unexercisable as of December 31, 1997 include options for the following numbers that are subject to stockholder approval of the proposed amendment to the 1996 Plan (to increase the number of shares of Common Stock reserved for issuance under the 1996 Plan): Mr. Mulloy-180,000; Mr. Schoepf-210,000; and Mr. Wesley-155,000.

COMPENSATION OF DIRECTORS

  During 1997, Directors not employed by the Company received $500 for each Board Meeting they attended. Non-employee Directors also received $250 for each Committee Meeting they attended. In addition, non-employee Directors received a $750 retainer for each calendar quarter they served as a Director. Directors are reimbursed for reasonable out-of-pocket expenses incurred in attending Board Meetings.

  Directors not employed by the Company receive options to purchase Common Stock pursuant to the Directors Plan. In July 1997, the Board amended the Directors Plan, subject to stockholder approval, to increase the annual option grant from 1,000 to 5,000 and 10,000 shares of Common Stock to non-employee Directors and the Chairman of the Board, respectively. On July 18, 1997, the Company issued to each of the Company's non-employee Directors an option to purchase 5,000 shares of Common Stock and to the Chairman of the Board an option to purchase 10,000 shares of Common Stock. In addition, each new non-employee Director is granted an option to purchase 10,000 shares of Common Stock on the date of his or her election to the Board of Directors. The exercise price of these options is equal to the fair market value of the Common Stock on the date of grant, and the options will become exercisable in four equal annual installments, beginning on the first anniversary of the date of grant.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  At December 31, 1997, the following persons served on the Executive Compensation Committee of the Company's Board of Directors: R. Gene Smith, Sandra Harden Austin and Peter J. Grua. None of the members of the Executive Compensation Committee are employees of the Company.

                REPORT OF THE EXECUTIVE COMPENSATION COMMITTEE
             OF THE BOARD OF DIRECTORS OF ATRIA COMMUNITIES, INC.

  The Executive Compensation Committee of the Board of Directors ("Committee") of Atria Communities, Inc. is composed entirely of outside, independent directors. The Committee is responsible for reviewing and approving the compensation of Atria's executive officers and for determining Atria's general compensation policies. The Committee also administers Atria's 1996 Stock Ownership Incentive Plan and Non-Employee Directors 1996 Stock Incentive Plan.

EXECUTIVE COMPENSATION PHILOSOPHY

  Atria's executive compensation policy is based upon principles designed to ensure that an appropriate relationship exists between executive pay and corporate performance, while at the same time motivating, attracting and retaining executive officers. In determining the level and composition of compensation for the executive officers, the Committee considers various corporate and individual performance measures but does not apply any specific quantitative formula in making compensation decisions.

EXECUTIVE COMPENSATION COMPONENTS

  The key components of the Company's compensation policy are base salary, an annual incentive award and equity participation. These components are administered with the goal of providing total compensation that is competitive in the marketplace, rewards successful financial performance and aligns executive officers' interests with those of Atria's stockholders. The Committee reviews each component of executive compensation on an annual basis.

  Base Salary. For 1997, base salaries for executive officers were established by the Committee based upon an evaluation of each executive's performance, as well as the performance of the Company as a whole. The Committee also considered the success of the executive officers in developing and executing Atria's strategic plans, developing management employees and exercising leadership. The Committee believes that executive officer base salaries for 1997 were slightly lower than the average base salaries paid by companies in the assisted living industry.

  Annual Incentive. Bonus payments to executive officers for 1997 were based upon a combination of the Company's performance and the individual officer's achievement of pre-established performance goals. Performance bonuses for 1997 were capped at one-third of the base salary for the Chief Executive Officer and one-quarter of the base salary for all other executive officers. The Committee believes that a significant proportion of total cash compensation for executive officers should be subject to the attainment of specific performance criteria. This approach creates a direct incentive for executive officers to achieve desired performance goals and places a significant percentage of each executive officer's compensation at risk. Consequently, at the beginning of each year, the Committee establishes potential bonuses for executive officers based upon Atria's achievement of certain performance criteria.

  Equity Participation Through Options and Restricted Stock. The Committee believes that equity participation is a key component of its executive compensation policy. The use of stock based awards provides a long-term link between the results achieved for Atria's stockholders and the rewards provided to executive officers. Stock options and other stock based awards are granted to executive officers primarily based on the officer's actual and potential contribution to Atria's growth and profitability. These awards are designed to retain executive officers and motivate them to enhance stockholder value by aligning the financial interests of executive officers with those of Atria's stockholders. Stock options, in particular, provide an effective incentive for management to create stockholder value over the long term since the full benefit of the options cannot be realized unless an appreciation of the price of Atria's Common Stock occurs over a number of years.

  Options to purchase a total of 735,000 shares of the Company's Common Stock were granted to Atria's three executive officers (including the Chief Executive Officer) in 1997 with an exercise price equal to the fair market value of the underlying Common Stock at the date of grant. To encourage long-term performance, these options vest cumulatively in four annual installments of 25.0% and expire ten years from the date of grant. The Committee did not grant any shares of restricted stock to the executive officers in 1997.

  The Committee granted these stock options in recognition of the significant efforts expended by the executive officers in connection with the implementation of Atria's growth strategy. The Committee granted options to the executive officers based upon its judgment that the grants were appropriate and desirable considering their actual and potential contribution to Atria. The assessment of actual and potential contribution was based on the Committee's subjective evaluation of each executive officer's ability, skill and leadership.

COMPENSATION OF CHIEF EXECUTIVE OFFICER

  The base salary of W. Patrick Mulloy, II, President, Chief Executive Officer and Director, was established as a result of the Committee's evaluation of Mr. Mulloy's performance, as well as the performance of the Company as a whole. For services rendered in 1997, Mr. Mulloy received an annual base salary of $200,000. The Committee believes that this base salary was below the average base salary paid to chief executive officers of companies in the assisted living industry. Mr. Mulloy was also awarded options to purchase 300,000 shares of Atria's Common Stock in 1997. The Committee granted options to purchase 275,000 shares to Mr. Mulloy based upon its judgment that these grants were appropriate and desirable in light of his actual and potential contribution to Atria. The assessment of actual and potential contribution resulted from the Committee's subjective evaluation of his abilities, skills, efforts and leadership. Mr. Mulloy also received a bonus of $66,000, which he elected to take in the form of options for 25,000 shares of Common Stock due to Atria's achievement of certain earnings per share goals established by the Committee and Mr. Mulloy's efforts and leadership in implementing Atria's growth strategy. The Committee did not grant any restricted stock to Mr. Mulloy in 1997.


OMNIBUS BUDGET RECONCILIATION ACT OF 1993

  Under the Omnibus Budget Reconciliation Act of 1993, publicly held companies may not deduct compensation paid to certain executive officers to the extent that such compensation exceeds $1 million in any year for each such officer. The Company will continue its efforts to preserve tax deductibility of compensation where it is reasonable and feasible to do so.

                                          EXECUTIVE COMPENSATION COMMITTEE
                                          R. Gene Smith, Chairman
                                          Sandra Harden Austin
                                          Peter J. Grua


                               PERFORMANCE GRAPH

  The following graph summarizes the cumulative total return to holders of the Company's Common Stock from August 20, 1996 to December 31, 1997, compared to the cumulative total return on the NASDAQ Stock Market and the S&P SmallCap 600 Index.

                       [PERFORMANCE GRAPH APPEARS HERE]

                                            AUGUST 20, DECEMBER 31, DECEMBER 31,
                                               1996        1996         1997
                                            ---------- ------------ ------------
Atria Communities, Inc. ...................    $100        $103         $171
NASDAQ.....................................    $100        $113         $139
S&P SmallCap 600...........................    $100        $112         $140

  The Company has elected to compare its performance with the S&P SmallCap 600 Index because these companies generally have similar market capitalization to the Company. Due to the limited number of publicly held companies exclusively engaged in the assisted living industry, the Company does not believe that a meaningful peer group of companies currently exists.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock by (a) each person known to the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (b) each director of the Company, (c) each of the Company's executive officers and (d) all of the Company's directors and executive officers.

               NAME OF INDIVIDUAL OR                 COMMON STOCK      PERCENT
                  NUMBER IN GROUP                BENEFICIALLY OWNED(1) OF CLASS
               ---------------------             --------------------- --------
   Sandra Harden Austin.........................           7,500(2)         *
   William C. Ballard Jr........................          23,000(3)         *
   Peter J. Grua................................           9,500(2)         *
   Thomas T. Ladt...............................          25,535(4)         *
   W. Bruce Lunsford............................      10,080,000(5)      43.1%
   W. Patrick Mulloy, II........................         116,635(6)         *
   Andy L. Schoepf..............................         636,487(7)       2.7%
   R. Gene Smith................................          67,500(2)         *
   J. Timothy Wesley............................          26,500(8)         *
   Vencor, Inc..................................      10,000,000(9)      42.8%
   All executive officers and directors as a
    group (9 persons)...........................      10,992,657(10)     47.0%
   Dresdner RCM Global Investors, LLC...........       1,835,500(11)      7.9%
   Wellington Management Company, LLP...........       1,704,600(12)      7.3%

--------
 (*) Less than 1.0%
 (1) Beneficial ownership of shares for purposes of this Proxy Statement, as determined in accordance with the applicable rules and regulations of the Securities and Exchange Commission (the "Commission"), includes shares as to which a person has or shares voting power or investment power or which the person has the right to acquire beneficial ownership within 60 days. Except as set forth in the accompanying footnotes, the named persons have sole voting power and sole investment power over the shares beneficially owned by them. Beneficial ownership is given as of March 3, 1998, except as otherwise noted below.
(2) Includes 2,500 restricted shares of Common Stock with restrictions lapsing on August 20, 1998 and 2,500 shares subject to options exercisable within 60 days.
(3) Includes 7,000 shares held in trust for Mr. Ballard's spouse, 4,000 shares held in trust for his children, 2,500 restricted shares of Common Stock with restrictions lapsing on August 20, 1998, and 2,500 shares subject to options exercisable within 60 days.
(4) Includes 2,000 shares held by a partnership of which Mr. Ladt is the managing general partner and 6,000 shares held by an estate of which Mr. Ladt is executor. This amount also includes 35 shares held as custodian for his son, 2,500 restricted shares of Common Stock with restrictions lapsing on August 20, 1998 and 2,500 shares subject to options exercisable within 60 days.
(5) Includes 10,000,000 shares held by Vencor. Mr. Lunsford is Chairman of the Board, President and Chief Executive Officer of Vencor. Because Mr. Lunsford has authority to direct the voting and disposition of such shares, he may be deemed to beneficially own these shares. Mr. Lunsford disclaims beneficial ownership of these shares. This amount also includes 10,000 restricted shares of Common Stock with restrictions lapsing on August 20, 1998 and 20,000 shares subject to options exercisable within 60 days. Excludes 10,000 shares held in trust for the benefit of his children. Mr. Lunsford's address is 3300 Aegon Center, 400 West Market Street, Louisville, Kentucky 40202.
(6) Includes 1,830 shares held by his spouse, 380 shares held as custodian for his minor children, 80,000 shares subject to options exercisable within 60 days and 15,000 restricted shares of Common Stock with restrictions lapsing on August 20, 1998.

(7) As part of the acquisition of American ElderServe Corporation by the Company, Mr. Schoepf received 636,487 shares of the Company's Common Stock on April 1, 1997. See "Certain Transactions with Management."
(8) Includes 2,500 restricted shares of Common Stock with restrictions lapsing on August 20, 1998 and 20,000 shares subject to options exercisable within 60 days.
(9) The ownership given for Vencor is based on information contained in the
    Schedule 13G dated January 28, 1997 filed by Vencor with the Securities and Exchange Commission. The address of Vencor is 3300 Aegon Center, 400 West Market Street, Louisville, Kentucky 40202.
(10) Includes 40,000 restricted shares of Common Stock with restrictions lapsing on August 20, 1998 and 132,500 shares subject to options exercisable within 60 days held by all directors and executive officers.
(11) As reported by Dresdner RCM Global Investors, LLL ("Dresdner RCM") as of December 31, 1997, in a Schedule 13G filed with the Commission on February 6, 1998, Dresdner had sole voting power with respect to 1,529,500 shares, sole dispositive power with respect to 1,761,500 shares, and shared dispositive power with respect to 74,000 shares. RCM Limited L.P. is the Managing Agent of Dresdner RCM, and RCM General Corporation is the General Partner of RCM Limited L.P. Dresdner RCM is an investment advisor under Section 203 of the Investment Advisors Act of 1940. As reported by Dresdner Bank AG ("Dresdner") in a Schedule 13G filed with the Commission on February 6, 1998, Dresdner RCM is a wholly-owned subsidiary of Dresdner, an international banking organization headquartered in Frankfurt, Germany. The address of Dresdner RCM is Four Embarcadero Center, San Francisco, California 94111.
(12) As reported by Wellington Management Company, LLP ("WMC") as of December 31, 1997, in a Schedule 13G filed with the Commission on February 10, 1998, WMC has shared voting power with respect to 1,341,500 shares and shared dispositive power with respect to all of the shares beneficially owned by WMC. The address of WMC is 75 State Street, Boston, Massachusetts 02109.

     The Company has entered into an agreement and plan of merger ("Merger Agreement") with Kapson Senior Quarters Corp. ("Kapson") dated as of April 19, 1998, whereby a subsidiary of Kapson ("Merger Subsidiary") would merge (the "Merger") into the Company with the Company as the surviving corporation ("Surviving Corporation"). Pursuant to the terms and conditions of the Merger Agreement, the public stockholders of the Company would have the right to receive $20.25 in cash per share of Common Stock. Vencor would also receive $20.25 in cash for approximately 88.0% of its Common Stock and would retain its remaining shares of Common Stock upon the consummation of the Merger. Following the Merger, Kapson will own approximately 90% of the outstanding shares of Common Stock and Vencor will retain approximately 10% of the outstanding shares of Common Stock. The Merger is subject to customary conditions, including stockholder approval and certain regulatory approvals.

Item 13.  Certain Relationships and Related Transactions

CERTAIN TRANSACTIONS WITH MANAGEMENT

  William C. Ballard Jr. is of counsel to the firm of Greenebaum Doll & McDonald PLLC, which provided legal services to the Company in 1997 and will provide legal services to the Company in 1998. Prior to joining the Company, Mr. Mulloy was a member of Greenebaum Doll & McDonald PLLC.

  On April 1, 1997, the Company completed its acquisition of American ElderServe Corporation ("American ElderServe"), an Atlanta based operator of assisted living communities in the southeast portion of the United States, for a combination of stock and cash plus debt assumption valued at approximately $30.5 million (the "American ElderServe Acquisition"). Andy L. Schoepf, the Chief Operating Officer of the Company and a Director, was a 50.0% shareholder in American ElderServe and was serving as its President and Chief Executive Officer at the time of the acquisition. In addition, Mr. Schoepf's wife, Elizabeth Schoepf, was a 25.0% shareholder. In connection with the American ElderServe Acquisition, Mr. Schoepf received 636,487 shares of Common Stock, including one demand registration right with respect to such Common Stock. Elizabeth Schoepf received $3.7 million in cash. Pursuant to Mr. Schoepf's exercise of his demand registration right, the Company has filed a registration statement under the Securities Act of 1933, as amended, with respect to 236,470 shares of Common Stock held by Mr. Schoepf. In addition, the Company agreed to nominate a person selected by Mr. Schoepf for the Board of Directors and obtained the commitment of Vencor to vote its shares of Common Stock in favor of such nominee, until such time as Mr. Schoepf holds less than 400,000 shares of Common Stock. At the 1997 Annual Meeting of Stockholders, Mr. Schoepf was elected a Director pursuant to these arrangements.

  Simultaneously with the closing of the American ElderServe Acquisition, the Company entered into a development agreement with Elder HealthCare Developers, LLC ("Elder HealthCare Developers"), a Georgia limited liability company owned 10.0% by the Company and 90.0% by Assisted Care Developers, LLC ("Assisted Care Developers"). Assisted Care Developers is wholly-owned by George A. Schoepf, former Executive Vice President of American ElderServe and the brother of Andy L. Schoepf. Elder HealthCare Developers has the exclusive right to develop assisted living communities for the Company in nine southeastern states. The Company has agreed that Elder HealthCare Developers will develop at least 25 communities in the southeast region over a two-year period; ten of those communities were under development at February 28, 1998. The Company will have a first option to purchase any such developed community at the lesser of its fair market value or the costs to develop and operate such community up to the time of purchase plus the sum of $666,666. The Company may exercise its option to purchase such a community only after the community's operations become profitable as defined by the development agreement. Under the terms of the operating agreement of Elder HealthCare Developers, as amended, Elder HealthCare Developers will fund the development, construction and working capital needs of its communities by use of third-party financing. If such financing is unavailable or insufficient to cover all of the construction and start-up costs associated with any of such communities, the Company will extend the necessary funds or guarantees to Elder HealthCare Developers. Assisted Care Developers has agreed to indemnify the Company in the event of the default of Elder HealthCare Developers on any loan either extended or guaranteed by the Company. The Company will manage these communities from the date on which they commence operations. During 1997, the Company paid Assisted Care Developers $451,000 primarily for services relating to the location of future development sites for the Company's communities.

  From time to time, the Company may engage DevCon Realty, LLC ("DevCon"), a commercial real estate brokerage firm, to serve as its broker in the acquisition of new community development sites. DevCon is owned 50.0% by George A. Schoepf, 25.0% by Andy L. Schoepf and 25.0% by the adult children of Andy L. Schoepf. In connection with such transactions, DevCon will receive brokerage commissions in amounts customary in the geographic area. The Company paid DevCon $85,000 for such services during 1997.

  Pursuant to the acquisition of American ElderServe, the Company assumed construction contracts between Delta Construction Corporation ("Delta") and American ElderServe for four of the communities then under development. Delta is owned by Andy L. Schoepf (40.0%) and his brothers--George A. Schoepf (40.0%) and Earl T. Schoepf (20.0%). The contracts allow Delta to act as the construction manager or general contractor for each of the communities. When Delta serves only as construction manager, it must pay for the services of the general contractor out of its fee. The Company paid Delta approximately $4.9 million for such services during 1997. The Company believes that the construction contracts entered into between American ElderServe and Delta prior to the acquisition are on terms substantially similar to those that would have been available from unaffiliated third parties.

  Although Elder HealthCare Developers has no obligation to contract with Delta in the future, Elder HealthCare Developers expects to use Delta's construction management or general contracting services subject to the Company's approval of the specific terms of each construction contract. The Company expects that future contracts with Delta will be on terms substantially similar to those entered into between the Company and unaffiliated third parties.

  Pursuant to the acquisition of American ElderServe, the Company acquired a promissory note that Schoepf Equities, LLC had originally issued to American ElderServe (the "Schoepf Note") in the approximate principal amount of $545,000, with principal and 7.0% per annum interest due March 31, 1999. Schoepf Equities, LLC is owned 50.0% by Andy L. Schoepf and 50.0% by George A. Schoepf. The funds were used to purchase land in Chattanooga, Tennessee and the Schoepf Note is secured by the land.

  Pursuant to the acquisition of American ElderServe, the Company acquired a 50.0% interest in an extended stay hotel in Savannah, Georgia, subject to the lease of that property to Southeastern Lodges, LLC ("Lessee"). Schoepf Equities, LLC, owns a 50.0% interest in, and is the managing member of, Lessee. Pursuant to the lease, which expires December 31, 1999, Atria receives approximately $16,500 per month.

CERTAIN TRANSACTIONS WITH VENCOR

  In May 1996, the Company was incorporated as a wholly-owned subsidiary of Vencor. In connection with the Company's initial public offering on August 20, 1996 (the "IPO"), the Company and Vencor entered into the following agreements to provide for the transition of the Company from a wholly-owned subsidiary of Vencor to a separate company. At April 15, 1998, Vencor owned approximately 42.8% of the Company's Common Stock.

  Incorporation Agreement. Prior to the completion of the IPO, Vencor transferred to the Company, or caused its respective subsidiaries or affiliates to transfer to the Company, their respective interests in various communities pursuant to the terms of an Incorporation Agreement. The Company assumed all the communities' liabilities in accordance with the Incorporation Agreement. Except as expressly set forth in the Incorporation Agreement, no party made any representation or warranty as to the assets, businesses or liabilities transferred or assumed as part of the separation, as to any consents or approvals required in connection therewith, as to the value or freedom from counterclaim with respect to any claim of any party, or as to the legal sufficiency of any assignment, document or instrument delivered to convey title to any asset transferred. Except as expressly set forth in the Incorporation Agreement, all assets were transferred on an "as is," "where is" basis, and the Company agreed to bear the economic and legal risks that the conveyance was insufficient to vest in the Company good and marketable title, free and clear of any security interest or adverse claim.

  The Company has indemnified Vencor and its subsidiaries against certain losses, claims, damages or liabilities including those arising out of: (i) any inaccurate representation or breach of warranty under the Incorporation Agreement; and (ii) any indebtedness, lease, contract or other obligation referred to in the Incorporation Agreement. The Company also indemnified Vencor, as a controlling person, against any loss, claim, damage or liability arising out of the IPO, except for losses, claims, damages or liabilities arising from information supplied in writing by Vencor for inclusion in the prospectus used for the IPO. Vencor indemnified the Company and its subsidiaries with respect to any inaccurate representation or breach of warranty under the Incorporation Agreement.

  Administrative Services Agreement. The Company and Vencor entered into an administrative services agreement (the "1996 Administrative Services Agreement") pursuant to which Vencor provided certain administrative services to the Company. The 1996 Administrative Services Agreement expired in August 1997. Some of the services provided to the Company by Vencor included finance and accounting, human resources, risk management, legal, marketing and information systems support. During 1997, the Company paid Vencor approximately $32,000 per month pursuant to the 1996 Administrative Services Agreement. Upon the expiration of the 1996 Administrative Services Agreement, the Company and Vencor entered into another administrative services agreement (the "New Administrative Services Agreement") relating to the provision of marketing, human resources and information systems support for a monthly fee of $17,033. The New Administrative Services Agreement expired on December 31, 1997.

  Services Agreements and Sublease Agreement. The Company and subsidiaries of Vencor entered into Services Agreements relating to seven communities which are contiguous to Vencor facilities. The Services Agreements pertain to the sharing of costs relating to maintenance and lawn services, marketing, food services, general office, housekeeping and emergency call systems. These Services Agreements may be canceled by either party upon 90 days' prior written notice. The maximum amount that the Company expects to pay Vencor in connection with the Services Agreements is $150,000 per year. The Services Agreements expired in August 1997. The Company and Vencor also entered into a two-year Sublease Agreement covering approximately 4,000 square feet of office space used for the Company's headquarters located in Louisville, Kentucky at an annual rental of $48,300. This Sublease Agreement expired in January 1998.

  New Pond Lease. New Pond Village Associates, a partnership owned by subsidiaries of Vencor ("New Pond"), leases the New Pond Village Retirement Center to the Company pursuant to the terms of a lease which is categorized as a finance lease for financial and tax accounting purposes. The lease has a term of 99 years, unless earlier terminated. Under the lease, the Company pays no rent as such, but is obligated to pay all ad valorem property taxes, insurance, utilities and all payments required to be made on the indebtedness secured by the leased property. New Pond is obligated to use its reasonable best efforts to obtain the requisite zoning and consent of the holder of the mortgage on the leased property to the conveyance of the leased property to the Company. At such time as such conveyance occurs, the Company will assume the indebtedness secured by the mortgage on the leased property.

  Guaranty Fee Agreement. Vencor and the Company entered into a Guaranty Fee Agreement prior to completion of the IPO. The Guaranty Fee Agreement provides that the Company will pay to Vencor a fee equal to 1.5% of the average outstanding sum of the principal balance of all debts, letters of credit or obligations of the Company which are guaranteed by Vencor. In connection with the Credit Facility, Vencor is obligated to guarantee up to $100.0 million in the first year following the IPO, declining to $75.0 million, $50.0 million and

$25.0 million in each respective year thereafter. During 1997, the Company did not incur any costs related to Vencor's guarantee.

  Redding Lease. During part of 1996 and 1997 the Company leased certain real estate in Redding, California from Vencor pursuant to a lease categorized as a finance lease for financial and tax accounting purposes. The lease had a term of 99 years, unless earlier terminated. Under the lease, the Company paid $1.00 per year rent and was obligated to pay all ad valorem property taxes, insurance and utilities relating to the leased property. The lease also required Vencor to use its reasonable best efforts to obtain the requisite approval for the subdivision of a larger parcel of which the leased property was a part. Upon receipt of such approval, Vencor conveyed the property to the Company for $1.00, and the lease terminated.

  Registration Rights Agreement. The Company granted demand and incidental registration rights to Vencor for the registration of shares of Common Stock owned by Vencor under the Securities Act of 1933. Four demand registrations are permitted. The Company will pay the fees and expenses of two demand registrations and the incidental registrations, while Vencor will pay all underwriting discounts and commissions. The registration rights expire five years from the completion of the IPO and are subject to certain conditions and limitations, including the right of underwriters to limit the number of shares owned by Vencor included in such registration.

  Voting Agreement. Vencor entered into a Voting Agreement pursuant to which it agreed to vote all of its shares of Common Stock at any meeting at which directors are elected in favor of the election of independent directors so that after such election, if such persons are elected, there will be at least two independent directors. The Voting Agreement will continue in effect for five years from the date of the IPO so long as Vencor beneficially owns 30.0% or more of the Common Stock.

  Tax Sharing Agreement. Vencor and the Company entered into a Tax Sharing Agreement which generally provides for the manner in which the parties will bear taxes for the period between the Company's organization and the sale by the Company of the Common Stock pursuant to the IPO, and income tax deficiencies or refunds resulting from future audit adjustments. The Company will be required to pay Vencor an amount equal to the excess of the income tax liability which the Company would have for the short period over the amount which the Company has previously paid (or been charged with by Vencor) with respect to such taxes.

  If additional taxes must be paid by the Company or Vencor as a result of an adjustment made by a tax regulatory authority and as a result of that adjustment the other party would obtain an offsetting tax benefit, the party obtaining the tax benefit pays an amount equal to the additional tax to the party whose income tax liability was increased. Likewise, if income taxes are reduced as a result of an adjustment made by a tax regulatory authority and as a result of that adjustment the other party would suffer an offsetting tax detriment, the party whose taxes were reduced pays that amount to the other party. The Tax Sharing Agreement also contains provisions dealing with challenging adjustments made by tax regulatory authorities, who will bear the expenses of any such challenge and cooperation between the parties.

  Borrowing From Vencor. A subsidiary of the Company was indebted to Vencor in the amount of $14.0 million at December 31, 1996. The indebtedness was evidenced by a promissory note in favor of Vencor, bearing interest at a rate equal to the floating prime rate of National City Bank, Kentucky plus 1.0%, payable quarterly, and the principal amount was due on August 20, 1997. The Company repaid this note in July 1997. The interest costs incurred by the Company in connection with the promissory note aggregated $697,000 for 1997.

  Additional Capital Contribution by Vencor. In connection with the Credit Facility, Vencor contributed $4.3 million in cash to the Company before the completion of the IPO.

  The Company's policy provides that transactions between the Company and its officers, Directors, principal stockholders and their affiliates will be on terms no less favorable to the Company than could be obtained from unrelated third parties and any such transactions will be approved by a majority of the disinterested members of the Board of Directors. Although the Company was a subsidiary of Vencor at the time it entered into the above described transactions, the Company believes that the terms of such agreements are no less favorable than terms which could be obtained from an unrelated third party.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ATRIA COMMUNITIES, INC.

Date: April 30, 1998                      By:  /s/ J. Timothy Wesley
                                             ----------------------------------
                                                    J. Timothy Wesley
                                              Chief Financial Officer, Vice-
                                                       President of
                                                Development and Secretary