Form 10-Q
period 1998-03-31
ATRIA COMMUNITIES INC
filed 1998-05-13
CIK 1016168

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                      OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _______ TO _______.


                        COMMISSION FILE NUMBER 0-21159


                            ATRIA COMMUNITIES, INC.
            (Exact name of registrant as specified in its charter)


              DELAWARE                                       61-1303738
   (State of other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)

          501 SOUTH FOURTH AVENUE
                SUITE 140
              LOUISVILLE, KY                                     40202
 (Address of principal executive offices)                      (Zip Code)

                                (502) 719-1600
             (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X   No
                                                -----    -----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            CLASS OF COMMON STOCK            OUTSTANDING AT MAY 11, 1998
            ---------------------            ---------------------------
        Common stock, $.10 par value              23,384,862 shares


================================================================================
                                    1 of 17

                            ATRIA COMMUNITIES, INC.
                                   FORM 10-Q
                                     INDEX


                                                                          Page
                                                                          ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Statement of Income - for the
           three months ended March 31, 1998 and 1997...................    3

         Condensed Consolidated Balance Sheet - March 31, 1998
           and December 31, 1997........................................    4

         Condensed Consolidated Statement of Cash Flows - for
           the three months ended March 31, 1998 and 1997...............    5

         Notes to Condensed Consolidated Financial Statements...........    6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations........................................   10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....   15

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...............................   15

                            ATRIA COMMUNITIES, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                             1998      1997
                                                             ----      ----

    Revenues.............................................  $25,448   $14,217
                                                           -------   -------

    Salaries, wages and benefits.........................   11,024     5,660
    Supplies.............................................    2,436     1,290
    Rent.................................................      766        39
    Depreciation and amortization........................    2,618     1,388
    Other operating expenses.............................    4,514     2,786
                                                           -------   -------
                                                            21,358    11,163
                                                           -------   -------
    Operating income.....................................    4,090     3,054
    Interest expense.....................................    2,268     1,182
    Investment income....................................   (2,279)     (753)
                                                           -------   -------

    Income before income taxes...........................    4,101     2,625
    Provision for income taxes...........................    1,534     1,047
                                                           -------   -------
       Net income........................................  $ 2,567   $ 1,578
                                                           =======   =======

    Earnings per common share:
       Basic.............................................  $  0.11   $  0.10
                                                           =======   =======
       Diluted...........................................  $  0.11   $  0.10
                                                           =======   =======

    Shares used in computing earnings per common share:
       Basic.............................................   23,378    15,830
       Diluted...........................................   23,934    15,987




                            See accompanying notes.

                            ATRIA COMMUNITIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                    (In thousands, except per share amounts)


                                                                                 MARCH 31,   DECEMBER 31,
                                                                                    1998         1997
                                                                                 ----------  -------------
                                ASSETS                                           (UNAUDITED)
Current assets:
 Cash and cash equivalents.....................................................   $ 76,508       $152,724
 Short-term investments........................................................     68,707         35,570
 Resident accounts receivable less allowance for doubtful accounts
     of $216 - March 31 and $239 - December 31.................................      1,132            743
 Nursing center accounts receivable............................................      1,070              -
 Income taxes..................................................................      1,312          2,846
 Other.........................................................................      6,523          2,878
                                                                                  --------       --------
                                                                                   155,252        194,761

Property and equipment, at cost................................................    328,992        282,017
Accumulated depreciation.......................................................    (35,688)       (33,754)
                                                                                  --------       --------
                                                                                   293,304        248,263

Intangible assets less accumulated amortization of $2,713 - March 31
 and $2,531 - December 31......................................................     13,912         14,190
Notes receivable...............................................................     10,275          7,273
Other..........................................................................     10,966         10,976
                                                                                  --------       --------
                                                                                  $483,709       $475,463
                                                                                  ========       ========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable..............................................................   $  4,925       $  6,121
 Salaries, wages and other compensation........................................      1,646          2,095
 Accrued interest..............................................................      4,351          2,545
 Other accrued liabilities.....................................................      5,084          2,347
 Long-term debt due within one year............................................        994            992
                                                                                  --------       --------
                                                                                    17,000         14,100

Long-term debt.................................................................    259,082        255,855
Deferred credits and other liabilities.........................................     12,055         12,669


Stockholders' equity:
 Common stock, $.10 par value; authorized 50,000 shares;
  issued and outstanding 23,381 shares at March 31 and 23,375 at December 31...      2,338          2,338
 Capital in excess of par value................................................    181,776        181,610
 Retained earnings.............................................................     11,458          8,891
                                                                                  --------       --------
                                                                                   195,572        192,839
                                                                                  --------       --------
                                                                                  $483,709       $475,463
                                                                                  ========       ========



                            See accompanying notes.

                            ATRIA COMMUNITIES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                        1998       1997
                                                                                      ---------  ---------
Cash flows from operating activities:
 Net income.........................................................................  $  2,567   $  1,578
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization.....................................................     2,618      1,388
  Other.............................................................................        48        (42)
  Changes in operating assets and liabilities:
   Accounts receivable..............................................................    (1,459)      (167)
   Other assets.....................................................................    (3,645)        95
   Accounts payable.................................................................    (1,196)       374
   Income taxes.....................................................................     1,534        916
   Other accrued liabilities........................................................     4,075        834
                                                                                      --------   --------
    Net cash provided by operating activities.......................................     4,542      4,976
                                                                                      --------   --------

Cash flows from investing activities:
  Purchase of property and equipment................................................   (16,331)   (11,293)
  Acquisition of new businesses.....................................................   (24,818)    (8,000)
  Investments in joint ventures.....................................................    (3,180)         -
  Purchase of investments...........................................................   (70,639)         -
  Sale of investments...............................................................    37,502          -
  Other.............................................................................        75       (695)
                                                                                      --------   --------
    Net cash used in investing activities...........................................   (77,391)   (19,988)
                                                                                      --------   --------

Cash flows from financing activities:
  Issuance of long-term debt........................................................     1,721        868
  Repayment of long-term debt.......................................................    (4,474)    (1,001)
  Payment of deferred financing costs...............................................      (231)         -
  Issuance of common stock..........................................................       166          -
  Other.............................................................................      (549)       (89)
                                                                                      --------   --------
    Net cash used in financing activities...........................................    (3,367)      (222)
                                                                                      --------   --------

Change in cash and cash equivalents.................................................   (76,216)   (15,234)
Cash and cash equivalents at beginning of period....................................   152,724     65,238
                                                                                      --------   --------
Cash and cash equivalents at end of period..........................................  $ 76,508   $ 50,004
                                                                                      ========   ========

Supplemental information:
  Interest payments.................................................................  $    462   $  1,352
  Income tax payments...............................................................         -        761
  Assumption of long-term debt through business and community acquisitions..........     5,982      3,800



                            See accompanying notes.

                            ATRIA COMMUNITIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - REPORTING ENTITY

  Atria Communities, Inc. ("Atria" or the "Company") is a leading national provider of assisted and independent living communities for the elderly. At March 31, 1998, Atria operated 53 communities located in 19 states with a total of 4,915 units, including 2,754 assisted living units and 2,161 independent living units, as well as two nursing centers with a total of 332 beds.

  In May 1996, the Board of Directors of Vencor, Inc. ("Vencor") authorized management to establish Atria as a wholly owned subsidiary to operate Vencor's assisted and independent living business. As part of that transaction, management consummated an initial public offering (the "IPO") of 5,750,000 shares of Atria's Common Stock (including 750,000 shares in connection with the exercise of the underwriters' overallotment option) in the third quarter of 1996. In July 1997, the Company completed a public offering of 6.9 million shares of Common Stock (the "Secondary Offering"). At March 31, 1998, Vencor owned 10,000,000 shares, or 42.8%, of Atria's outstanding Common Stock.

  In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which will become effective in December 1998 and requires interim disclosures beginning in 1999. SFAS 131 requires public companies to report certain information about operating segments, products and services, the geographic areas in which they operate and major customers. The operating segments are to be based on the structure of the enterprise's internal organization whose operating results are regularly reviewed by senior management. Management has not yet determined the effect, if any, of SFAS 131 on the consolidated financial statement disclosures.

  During 1998, Accounting Standards Executive Committee (AcSEC) issued SOP 98-5, Reporting on the Costs of Start-Up Activities, which requires entities to charge start-up costs, including organizational costs, as incurred. The SOP requires most entities upon adoption to write off as a cumulative effect of a change in accounting principle any previously capitalized start-up or organizational costs. The SOP is effective for most entities for fiscal years beginning after December 15, 1998. The Company plans to adopt the provisions of SOP 98-5 in the first quarter of 1999. The carrying amount of such costs were approximately $900,000 at March 31, 1998.

NOTE 2 - BASIS OF PRESENTATION

  The accompanying condensed consolidated financial statements do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in Atria's annual audited financial statements. Accordingly, these financial statements should be read in conjunction with Atria's audited consolidated financial statements for the year ended December 31, 1997, which were filed with the Securities and Exchange Commission pursuant to Atria's Annual Report on Form 10-K.

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

NOTE 3 - REVENUES

  Revenues are recognized when services are rendered and consist of resident fees and fees for other ancillary services. Agreements with residents are generally on a month to month basis. Revenues from management contracts are recognized in the period earned in accordance with the terms of the management agreements.

                            ATRIA COMMUNITIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)

NOTE 3 - REVENUES (CONTINUED)

  Substantially all revenues (excluding revenues from the two nursing centers) are derived from private pay sources. A summary of revenues for the quarters ended March 31, 1998 and 1997 follows (dollars in thousands):

                                 1998     1997
                                -------  -------
Owned and leased communities..  $23,569  $14,138
Managed communities...........       76       79
Nursing centers...............    1,803        -
                                -------  -------
                                $25,448  $14,217
                                =======  =======

NOTE 4 - EARNINGS PER COMMON SHARE

  The computation of earnings per common share is based upon the weighted average number of common shares outstanding adjusted for dilutive effect of common stock equivalents consisting primarily of stock options.

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share" ("SFAS 128"), replacing the calculation of primary and fully-diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Atria adopted SFAS 128 on December 31, 1998 and restated all prior periods. The impact of the restatement was not significant.

NOTE 5 - AMERICAN ELDERSERVE ACQUISITION

  On April 1, 1997, Atria acquired American ElderServe Corporation ("American ElderServe"), an operator of assisted living communities, for a combination of Atria's Common Stock, cash and assumption of debt valued at approximately $30.7 million. At the time of the acquisition, American ElderServe operated 12 assisted living communities consisting of 503 units and also had six additional communities under construction containing 345 units, three of which opened in 1997, and the remainder of which are scheduled to open in 1998. A summary of the American ElderServe acquisition follows (dollars in thousands):


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

                            ATRIA COMMUNITIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)

NOTE 5 - AMERICAN ELDERSERVE ACQUISITION (CONTINUED)

  The pro forma effect of the American ElderServe acquisition for the quarter ended March 31, 1997 is as follows (dollars in thousands, except per share amounts):

                                                                        1997
                                                                        ----
  Revenues.........................................................   $16,039
  Net income (loss)................................................    (1,855)

  Earnings per common and common equivalent share:
       Basic.......................................................   $ (0.11)
       Diluted.....................................................   $ (0.11)

  Pro forma income for the three months ended March 31, 1997 includes non-recurring compensation expense incurred by American ElderServe in connection with accelerated vesting of certain stock options exercised in conjunction with the American ElderServe acquisition, the effect of which reduced pro forma net income by $2.2 million or $0.14 per common share.

  In connection with the American ElderServe acquisition, the Company entered into an agreement with Elder HealthCare Developers, L.L.C. ("Elder HealthCare Developers"), a limited liability company owned 10.0% by Atria and 90.0% by Assisted Care Developers, L.L.C. ("Assisted Care Developers"), to develop at least 25 assisted living communities for the Company in the southeastern United States over the next three years. Assisted Care Developers is wholly-owned by George A. Schoepf, former Executive Vice President of American ElderServe and the brother of Andy L. Schoepf, the Company's Chief Operating Officer.

NOTE 6 - RELATED PARTY TRANSACTIONS

  Atria has made advances to Elder HealthCare Developers, included in notes receivable, totaling $8.2 million at March 31, 1998 and $5.0 million at December 31, 1997 to finance the development of certain assisted living communities. The Company has accrued interest on these notes receivable at a rate approximating 8.0% which represents the Company's borrowing cost under the Company's $125.0 million bank credit facility (the "Credit Facility"). Elder HealthCare Developers will fund future development, construction and working capital needs of its communities by the use of third party financing. If such financing is unavailable or insufficient to cover all of the construction and start-up costs associated with any of such communities, Atria will extend the necessary funds or guarantees to Elder HealthCare Developers. Assisted Care Developers has agreed to indemnify the Company for up to 90.0% of any loss suffered by the Company as a result of any default by Elder HealthCare Developers that may occur on any loan either extended or guaranteed by the Company.

  During the first quarter of 1998 the Company entered into an agreement with Elder HealthCare Developers to provide certain management and development services including architectural services, construction consulting, legal and financial services, staffing services and pre-marketing. Such fees were included in operating revenue of the Company in the amount of $1.1 million for the quarter ended March 31, 1998.

NOTE 7 - SHAREHOLDER PROTECTION RIGHTS AGREEMENT

  On February 15, 1998, the Board of Directors of the Company declared a dividend of one preferred stock purchase right (a "Right") for each outstanding share of Common Stock. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $1.00 per share (the "Preferred Shares"), of the Company, at a price of $100 per one one-hundredth of a Preferred Share (the "Exercise Price"), subject to adjustment. The description and terms of the Rights are set forth in the Shareholder Protection Rights Agreement, dated as of February 15, 1998, between the Company and National City Bank, as Rights Agent.

                            ATRIA COMMUNITIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)

NOTE 8 - ACQUISITIONS

  In February 1998, the Company acquired five facilities located in Texas. The Company financed the acquisitions with a synthetic lease entered into with an unaffiliated party. The facilities included two assisted living communities with 134 units, a 100-unit independent living center and a 242-bed nursing center, all of which are located in Tyler, Texas. The transaction also included a 90-bed nursing center located in nearby Chandler, Texas. The prior owners will continue to manage both nursing centers.

  The Company also acquired in the first quarter of 1998, a 99-unit assisted living community located in Falmouth, Massachusetts, 14 independent living cottages located at its Auburn, Alabama community, a 38-unit assisted living community located in St. George, Utah, a 137-unit assisted and independent living community located in Ft. Wright, Kentucky and a 56-unit assisted and independent living community located in Lubbock, Texas. A summary of these acquisitions follows (dollars in thousands):

   Fair value of assets acquired.................    $31,228
   Fair value of liabilities assumed.............      6,410
                                                     -------
      Net cash paid                                  $24,818
                                                     =======

  The pro forma effect of these acquisitions, assuming that the transactions occurred on January 1, 1997, follows (dollars in thousands, except per share amounts):

                                                        Quarter  ended
                                                           March 31,
                                                       -----------------
                                                         1998      1997
                                                         ----      ----
  Revenues..........................................   $26,365   $17,746
  Net income........................................     2,556     1,720

  Earnings per common and common equivalent share:
       Basic........................................   $  0.11   $  0.11
       Diluted......................................   $  0.11   $  0.11

NOTE 9 - SUBSEQUENT EVENTS

  On April 19, 1998, the Company entered into an agreement and plan of merger ("Merger Agreement") with Kapson Senior Quarters Corp. ("Kapson") and KA Acquisition Corp., a subsidiary of Kapson ("Merger Subsidiary"), whereby Merger Subsidiary would merge (the "Merger") into the Company with the Company as the surviving corporation. Pursuant to the terms and conditions of the Merger Agreement, upon consummation of the Merger the public stockholders of the Company would have the right to receive $20.25 in cash per share of Common Stock. Vencor, which holds 42.8% of the Company's Common Stock, would also receive $20.25 in cash for approximately 88% of its Common Stock and would retain its remaining shares of Common Stock as recapitalized common stock of the surviving corporation upon the consummation of the Merger. The Merger is subject to certain customary conditions, including stockholder approval and certain regulatory approvals.

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

  Atria is a leading national provider of assisted and independent living communities for the elderly, operating at March 31, 1998, 53 communities comprising 4,915 units and two nursing centers totaling 332 beds located in 19 states. At March 31, 1998, Atria had 41 assisted living communities comprising approximately 3,039 units under development, including 22 communities under construction.

  On April 19, 1998, the Company entered into a Merger Agreement with Kapson Senior Quarters Corp. and KA Acquisition Corp., a subsidiary of Kapson, whereby KA Acquisition Corp. would merge into the Company with the Company as the surviving corporation. Pursuant to the terms and conditions of the Merger Agreement, upon consummation of the Merger the public stockholders of the Company would have the right to receive $20.25 in cash per share of Common Stock. Vencor, which holds 42.8% of the Company's Common Stock, would also receive $20.25 in cash for approximately 88% of its Common Stock and would retain its remaining shares of Common Stock as recapitalized common stock of the surviving corporation upon the consummation of the Merger. The Merger is subject to certain customary conditions, including stockholder approval and certain regulatory approvals.

PLANNED EXPANSION AND DEVELOPMENT

  Atria intends to expand its business by developing or acquiring 60 to 85 additional assisted living communities consisting of approximately 5,400 to 7,650 units by the year 2000 (including the communities currently being developed and the communities developed and acquired since the IPO) and converting a portion of its existing independent living units to assisted living units by the year 2000. The Company will pursue acquisitions in conjunction with its development efforts in order to cluster assisted living communities in targeted markets. The estimated cost to construct, equip or otherwise acquire such communities could approximate $375.0 to $550.0 million, which is substantially in excess of the Company's present capital resources.

  The Company currently estimates that the net proceeds from the Secondary Offering and the Company's private placement (the "Convertible Notes Offering") of 5.0% Convertible Subordinated Notes Due 2002 (the "Convertible Notes") of July 1997 and October 1997, respectively, together with existing capital resources and financing commitments under its Credit Facility, will be sufficient to fund its development and acquisition program through the first quarter of 1999. Available sources of future capital may include, among other things, equity, public or private debt and additional bank revolving credits. However, there can be no assurance that such financing will be available on terms acceptable to Atria, nor can there be any assurance that additional financing will not be required prior to 1999.

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

  The statements contained under "Planned Expansion and Development" are "forward looking statements" within the meaning of the Private Securities Litigation Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things: (i) the successful and timely implementation of the Company's acquisition and development strategy; (ii) the Company's ability to obtain financing on acceptable terms to finance its growth strategy and to operate within the limitations imposed by financing arrangements; (iii) the cost of completing the Company's acquisition and development plans; and (iv) other factors referenced in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission. The Company does not undertake to update any forward-looking statement that may be made from time to time by, or on behalf, of the Company.

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS
A summary of operations follows:
                                         PERCENTAGE OF REVENUES
                                         ----------------------
                                              FIRST QUARTER
                                              -------------
                                         1998               1997
                                         ----               ----
 Revenues.........................      100.0%             100.0%
                                        -----              -----
 Salaries, wages and benefits.....       43.1               39.8
 Supplies.........................        9.6                9.1
 Rent.............................        3.0                0.3
 Depreciation and amortization....       10.3                9.8
 Other operating expenses.........       17.8               19.5
                                        -----              -----
 .................................       83.8               78.5
                                        -----              -----
 Operating income.................       16.2               21.5
 Interest expense.................        9.0                8.3
 Investment income................       (9.0)              (5.3)
                                        -----              -----
  Income before income taxes......       16.2               18.5
 Provision for income taxes.......        6.1                7.4
                                        -----              -----
   Net income.....................       10.1%              11.1%
                                        =====              =====


  Revenues increased 79.0% in the first quarter of 1998 to $25.4 million from $14.2 million in the first quarter of 1997. The increase was primarily attributable to the acquisition of communities and the opening of newly constructed communities. Occupancy for all of the Company's communities was 83.8% for the first quarter of 1998 compared to 94.6% for the same period last year, primarily due to the opening of new communities. Same community revenue (21 facilities) increased by 4.3% in the first quarter of 1998 to $14.7 million from $14.1 million in the first quarter of 1997. The increase was attributable to price increases and growth in ancillary services ($800,000) offset by a decrease in census ($200,000). Same community occupancy was 93.4% and 94.8% for the first quarter of 1998 and 1997, respectively.

  Compensation costs as a percentage of revenues increased in the first quarter of 1998 compared to the same period a year ago. Increases in such costs resulted primarily from newly opened communities and growth in corporate overhead expenses associated with Atria's expansion and development.

  Rent expense increased to $766,000 in the first quarter of 1998 as compared to $39,000 in the same period last year. The increase in the first quarter of 1998 is due to the acquisition of three communities leased from a third party real estate investment trust ("REIT") as part of the American ElderServe acquisition, as well as the five facilities acquired in February 1998 that were financed through the use of a synthetic lease with an unaffiliated party.

   Operating income increased 33.9% to $4.1 million in the first quarter of 1998 compared to $3.1 million in the same period of 1997. Operating income increased in the first quarter of 1998 due to the acquisition of communities and management and development services revenue from Elder HealthCare Developers. The increase was partially offset by operating losses on newly constructed communities and overhead expenses associated with Atria's expansion and development.

  The provision for income taxes decreased as a percentage of revenues for the first quarter of 1998 to 6.1% from 7.4% in the same period last year. This decrease is primarily attributable to an increase in investment in tax-exempt government securities.

  Net income increased 62.7% to $2.6 million in the first quarter of 1998 compared to $1.6 million in the same period last year. The improvement was primarily attributable to growth in operating income and a reduction in net interest expense as a result of the Secondary Offering in July 1997.

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operations totaled $4.5 million and $5.0 million for the three months ended March 31, 1998 and 1997, respectively. Cash flows from operations decreased as a result of increases in accounts receivable (primarily the two nursing centers) and other assets partially offset by increases in other accrued liabilities.

  Net cash used in investing activities totaled $77.4 million and $20.0 million for the three months ended March 31, 1998 and 1997, respectively. Atria's investing activities included capital expenditures related to the development of new communities and expansion of existing operations totaling $16.3 million and $11.3 million for the respective periods. In addition, Atria acquired five communities for $24.8 million during the first quarter of 1998 and acquired two communities for $8.0 million in the same period last year. The Company also had net purchases of short-term investments of $33.1 million during the first quarter of 1998.

  Net cash used in financing activities totaled $3.4 million and $222,000 for the three months ended March 31, 1998 and 1997, respectively. Repayments of long-term debt totaled $4.5 million and $1.0 million for the three months ended March 31, 1998 and 1997, respectively.

  The Company's working capital totaled $138.3 million at March 31, 1998, compared to $180.7 million at December 31, 1997. The decrease in working capital resulted primarily from a decrease in operating cash. The decrease was attributable to the acquisition of five communities in 1998 and the repayment of long-term debt, as well as capital expenditures related to the development of new communities and expansion of existing operations. In addition to the working capital available for expansion and development the Company has funds available through the Credit Facility. In January 1998 the Company elected to reduce the Credit Facility from $200.0 million to $125.0 million. At March 31, 1998, available borrowings under the Credit Facility approximated $37.0 million.

  The Company estimates that capital expenditures related to acquisitions of existing communities, construction of new communities and expansion and improvement of existing communities could approximate $175.0 to $200.0 million in 1998. Although management believes that cash flows from operations, the proceeds from the Secondary Offering and the Convertible Notes Offering and available borrowings under the Credit Facility are sufficient to meet these capital needs, Atria will require substantial additional financing to continue its growth plans beyond the first quarter of 1999. The Company currently has under development 41 sites for new assisted living communities, 22 of which are under construction. At March 31, 1998, the estimated additional cost to complete and equip the 22 communities under construction approximated $91.3 million.

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

  Vencor guaranteed for four years certain borrowings by the Company under the Credit Facility in amounts up to $75.0 million at December 31, 1997, declining to $50.0 million in 1998 and $25.0 million in 1999. Atria was in compliance with all debt covenants at March 31, 1998. On April 24, 1998 the Credit Facility was amended whereby Vencor's guarantee was released.

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

  If the transactions contemplated by the Agreement and Plan of Merger dated April 19, 1998, among Atria, Kapson Senior Quarters Corp. and KA Acquisition Corp. are consummated, the Company will not be in compliance with certain covenants of the Credit Facility. Although management is considering a plan to renegotiate the terms of the Credit Facility, and obtain additional financing prior to the effective time of the Merger, there can be no assurance that any renegotiation will be successful or that the Company will be able to obtain financing on terms acceptable to the Company.

  Upon consummation of the transactions contemplated by the Merger Agreement, each of the Convertible Notes (aggregate principal amount of $143.75 million) will cease to be convertible into shares of Common Stock but will be convertible solely into an amount of cash, without interest, equal to the product of the number of shares of Common Stock into which such Convertible Note was convertible immediately prior to the effective time of the Merger and $20.25.

  Moreover, if the Merger is consummated, a "Change in Control" as defined in the Indenture dated as of October 16, 1997, between the Company and PNC Bank, Kentucky, Inc., as Trustee (the "Indenture"), relating to the Convertible Notes will occur. In the event of a Change in Control, each holder of the Convertible Notes shall have the right to require (pursuant to the terms of the Indenture) the Company to repurchase all or a portion of such holder's Convertible Notes at 100% of the principal amount thereof, together with accrued interest to the repurchase date.

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

  The Company replaced substantially all of its information systems software in the first quarter of 1998. The Company believes that with the conversion to the new information systems software, the Year 2000 Issue will not pose significant business or operating issues.

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

  The Company's assessment of the Year 2000 Issue is based on management's best estimate, which was derived utilizing numerous assumptions of future events including third party modification plans and other factors. However, actual results could differ materially from management's expectations. Specific factors that might cause material differences include, but are not limited to, the availability and costs of personnel trained in this area, the ability to locate and collect all relevant code, compatibility of third-party interfaces and similar uncertainties.

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (Continued)

                   Condensed Consolidated Statement of Income
         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND STATISTICAL DATA)

                                                         (UNAUDITED)                           (UNAUDITED)
                                                        1997 QUARTERS                             FIRST
                                             ------------------------------------                QUARTER
                                             FIRST     SECOND    THIRD     FOURTH     YEAR        1998
                                             -----     ------    -----     ------     ----        ----

   Revenues...............................  $14,217   $16,982   $17,731   $19,948   $68,878      $25,448
                                            -------   -------   -------   -------   -------      -------

   Salaries, wages and benefits...........    5,660     6,846     7,368     8,278    28,152       11,024
   Supplies...............................    1,290     1,518     1,679     1,845     6,332        2,436
   Rent...................................       39       163       156       257       615          766
   Depreciation and amortization..........    1,388     1,735     1,840     2,436     7,399        2,618
   Other operating expenses...............    2,786     3,383     3,526     4,057    13,752        4,514
                                            -------   -------   -------   -------   -------      -------
                                             11,163    13,645    14,569    16,873    56,250       21,358
                                            -------   -------   -------   -------   -------      -------

   Operating income.......................    3,054     3,337     3,162     3,075    12,628        4,090
   Interest expense.......................    1,182     1,228       862     2,137     5,409        2,268
   Investment income......................     (753)     (353)   (1,108)   (2,365)   (4,579)      (2,279)
                                            -------   -------   -------   -------   -------      -------

   Income before income taxes.............    2,625     2,462     3,408     3,303    11,798        4,101
   Provision for income taxes.............    1,047       983     1,360     1,023     4,413        1,534
                                            -------   -------   -------   -------   -------      -------
   Net income before extraordinary
     loss on extinguishment of debt.......    1,578     1,479     2,048     2,280     7,385        2,567
   Extraordinary loss on extinguishment
     of debt..............................        -      (199)        -         -      (199)           -
                                            -------   -------   -------   -------   -------      -------

   Net income.............................  $ 1,578   $ 1,280   $ 2,048   $ 2,280   $ 7,186      $ 2,567
                                            =======   =======   =======   =======   =======      =======

   Earnings per common share:
   Basic:
   Excluding extraordinary loss on
       extinguishment of debt.............  $  0.10   $  0.09   $  0.09   $  0.10   $  0.37      $  0.11
     Extraordinary loss on
       extinguishment of debt.............        -     (0.01)        -         -     (0.01)           -
                                            -------   -------   -------   -------   -------      -------
       Net income.........................  $  0.10   $  0.08   $  0.09   $  0.10   $  0.36      $  0.11
                                            =======   =======   =======   =======   =======      =======

   Diluted:
   Excluding extraordinary loss on
       extinguishment of debt.............  $  0.10   $  0.09   $  0.09   $  0.10   $  0.37      $  0.11
     Extraordinary loss on
       extinguishment of debt.............        -     (0.01)        -         -     (0.01)           -
                                            -------   -------   -------   -------   -------      -------
       Net income.........................  $  0.10   $  0.08   $  0.09   $  0.10   $  0.36      $  0.11
                                            =======   =======   =======   =======   =======      =======

   Shares used in computing earnings per
    common share:
     Basic................................   15,830    16,466    23,209    23,374    19,720       23,378
     Diluted..............................   15,987    16,660    23,667    23,817    20,054       23,934

   Average occupancy......................     94.6%     87.9%     88.7%     88.0%     89.5%        83.8%
   Number of communities..................       25        40        37        41        41           53
   Number of units........................    3,226     3,977     3,890     4,170     4,170        5,247


       ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.



                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)    EXHIBITS:

EXHIBIT NO.       DESCRIPTION

  4.1 Shareholder Protection Rights Agreement, dated as of February 15, 1998, between Atria Communities, Inc. and National City Bank, as Rights Agent. Exhibit 99.1 to the Company's Current Report on Form 8-K dated February 17, 1998 (Comm. File No. 0-21159) is hereby incorporated by reference.

  4.2 First Amendment to Shareholder Protection Rights Agreement, dated as of February 24, 1998, between Atria Communities, Inc. and National City Bank, as Rights Agent. Exhibit 99.3 to the Company's Current Report on Form 8-K/A dated February 17, 1998 (Comm. File No. 0-21159) is hereby incorporated by reference.

  11              Computation of Earnings per Common Share

  27 Financial Data Schedule (included only in filings submitted under the Electronic Data Gathering Analysis Retrieval system).

  (b)    REPORTS ON FORM 8-K:

         The Company filed the following Current Reports on Form 8-K during the quarter ended March 31, 1998.

         (1) Amendment No. 1 to a Current Report on Form 8-K dated February 1, 1998, was filed on March 23, 1998, relating to the acquisition of five healthcare facilities in Texas.

         (2) Current Report on Form 8-K dated February 1, 1998, was filed on February 17, 1998, relating to the acquisition of five healthcare facilities in Texas.

  (b)    REPORTS ON FORM 8-K (CONTINUED):

         (3) Amendment No. 1 to a Current Report on Form 8-K dated February 15, 1998, was filed on February 25, 1998, relating to the Shareholder Protection Rights Agreement.

         (4) Current Report on Form 8-K dated February 15, 1998, was filed on February 17, 1998, relating to the Shareholder Protection Rights Agreement.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ATRIA COMMUNITIES, INC.



Date:   May 13, 1998                         /s/ W. PATRICK MULLOY, II
--------------------                  ----------------------------------------
                                                W. Patrick Mulloy, II
                                         President, Chief Executive Officer
                                                and Director



Date:   May 13, 1998                           /s/ J. TIMOTHY WESLEY
--------------------                  -----------------------------------------
                                                  J. Timothy Wesley
                                     Chief Financial Officer, Vice President of
                                               Development and Secretary
                                             (Principal Financial Officer)