Form 10-Q
period 1998-06-30
ATRIA COMMUNITIES INC
filed 1998-08-14
CIK 1016168

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                                (502) 719-1600
             (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X   No
                                                -----   ------
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


      CLASS OF COMMON STOCK                  OUTSTANDING AT AUGUST 10, 1998
      ---------------------                  ------------------------------
   Common stock, $.10 par value                    23,386,612 shares

================================================================================
                                    1 of 19

                            ATRIA COMMUNITIES, INC.
                                   FORM 10-Q
                                     INDEX




PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----
Item 1.  Financial Statements:

         Condensed Consolidated Statement of Income  for the quarter and
          six months ended June 30, 1998 and 1997...........................   3

         Condensed Consolidated Balance Sheet  June 30, 1998 and
          December 31, 1997.................................................   4

         Condensed Consolidated Statement of Cash Flows  for the six months
          ended June 30, 1998 and 1997......................................   5

         Notes to Condensed Consolidated Financial Statements...............   6

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................  11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........  17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..................................................  17

Item 4.  Submission of Matters to a Vote of Security Holders................  17

Item 5.  Other Information..................................................  17

Item 6.  Exhibits and Reports on Form 8-K...................................  18

                            ATRIA COMMUNITIES, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
          FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   QUARTER                    SIX MONTHS
                                                             --------------------        --------------------
                                                               1998        1997            1998        1997
                                                             --------    --------        --------    --------

Revenues..............................................       $28,906     $16,982         $54,354     $31,199
                                                             -------     -------         -------     -------

Salaries, wages and benefits..........................        11,792       6,846          22,816      12,506
Supplies..............................................         2,649       1,518           5,085       2,808
Rent..................................................         1,077         163           1,843         202
Depreciation and amortization.........................         2,862       1,735           5,480       3,123
Non-recurring transactions............................         1,992           -           1,992           -
Other operating expenses..............................         5,148       3,383           9,662       6,169
                                                             -------     -------         -------     -------
                                                              25,520      13,645          46,878      24,808
                                                             -------     -------         -------     -------
Operating income......................................         3,386       3,337           7,476       6,391
Interest expense......................................         2,381       1,228           4,649       2,410
Investment income.....................................        (1,745)       (353)         (4,024)     (1,106)
                                                             -------     -------         -------     -------

Income from operations before income taxes............         2,750       2,462           6,851       5,087
Provision for income taxes............................         1,001         983           2,535       2,030
                                                             -------     -------         -------     -------
Income from operations................................         1,749       1,479           4,316       3,057
Extraordinary loss on extinguishment of debt, net of
  income tax benefit..................................             -        (199)              -        (199)
                                                             -------     -------         -------     -------
    Net income........................................       $ 1,749     $ 1,280         $ 4,316     $ 2,858
                                                             =======     =======         =======     =======

Earnings per common share:
 Basic:
   Income from operations.............................       $  0.07     $  0.09         $  0.18     $  0.19
   Extraordinary loss on extinguishment of debt.......             -       (0.01)              -       (0.01)
                                                             -------     -------         -------     -------
    Net income........................................       $  0.07     $  0.08         $  0.18     $  0.18
                                                             =======     =======         =======     =======

 Diluted:
   Income from operations.............................       $  0.07     $  0.09         $  0.18     $  0.19
   Extraordinary loss on extinguishment of debt.......             -       (0.01)              -       (0.01)
                                                             -------     -------         -------     -------

    Net income........................................       $  0.07     $  0.08         $  0.18     $  0.18
                                                             =======     =======         =======     =======

Shares used in computing earnings per common share:
   Basic..............................................        23,384      16,466          23,381      16,150
   Diluted............................................        23,952      16,660          23,979      16,322


                            See accompanying notes.

                            ATRIA COMMUNITIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 JUNE 30,        DECEMBER 31,
                                                                                   1998              1997
                                                                                ---------       -------------
                              ASSETS                                           (UNAUDITED)
Current assets:
 Cash and cash equivalents....................................................   $ 57,653            $152,724
 Short-term investments.......................................................     53,679              35,570
 Resident accounts receivable less allowance for doubtful accounts
     of $216--June 30 and $239--December 31...................................      1,403                 743
 Nursing center accounts receivable...........................................      1,509                   -
 Income taxes.................................................................      3,669               2,846
 Other........................................................................      4,326               2,878
                                                                                 --------            --------
                                                                                  122,239             194,761

Property and equipment, at cost...............................................    351,901             282,017
Accumulated depreciation......................................................    (37,849)            (33,754)
                                                                                 --------            --------
                                                                                  314,052             248,263

Intangible assets less accumulated amortization of $3,569--June 30
 and $2,531--December 31......................................................     13,439              14,190
Notes receivable..............................................................     20,930               7,273
Other.........................................................................     10,525              10,976
                                                                                 --------            --------
                                                                                 $481,185            $475,463
                                                                                 ========            ========


                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable.............................................................   $  5,724            $  6,121
 Salaries, wages and other compensation.......................................      2,043               2,095
 Accrued interest.............................................................      2,886               2,545
 Other accrued liabilities....................................................      2,218               2,347
 Long-term debt due within one year...........................................        964                 992
                                                                                 --------            --------
                                                                                   13,835              14,100

Long-term debt................................................................    258,834             255,855
Deferred credits and other liabilities........................................     11,059              12,669

Stockholders' equity:
 Common stock, $.10 par value; authorized 50,000 shares;
  issued and outstanding  23,385 shares at June 30 and 23,375 at December 31..      2,339               2,338
 Capital in excess of par value...............................................    181,911             181,610
 Retained earnings............................................................     13,207               8,891
                                                                                 --------            --------
                                                                                  197,457             192,839
                                                                                 --------            --------
                                                                                 $481,185            $475,463
                                                                                 ========            ========


                            See accompanying notes.

                            ATRIA COMMUNITIES, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                                                                            1998            1997
                                                                                          ---------       ---------
Cash flows from operating activities:
 Net income.........................................................................      $  4,316        $  2,858
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization.....................................................         5,480           3,123
  Extraordinary loss on extinguishment of debt......................................             -             332
  Other.............................................................................             -            (103)
  Changes in operating assets and liabilities:
   Accounts receivable..............................................................        (2,167)           (120)
   Other assets.....................................................................        (1,447)            316
   Accounts payable.................................................................          (397)         (1,546)
   Income taxes.....................................................................          (823)           (180)
   Other accrued liabilities........................................................           140           1,407
                                                                                          --------        --------
    Net cash provided by operating activities.......................................         5,102           6,087
                                                                                          --------        --------

Cash flows from investing activities:
  Purchase of property and equipment................................................       (39,240)        (22,648)
  Acquisition of new businesses.....................................................       (24,818)         (8,000)
  Acquisition of American ElderServe Corporation....................................             -          (8,720)
  Investments in joint ventures.....................................................       (13,657)              -
  Purchase of investments...........................................................       (92,539)              -
  Sale of investments...............................................................        74,430               -
  Other.............................................................................        (1,503)           (476)
                                                                                          --------        --------
    Net cash used in investing activities...........................................       (97,327)        (39,844)
                                                                                          --------        --------

Cash flows from financing activities:
  Issuance of long-term debt........................................................         3,509           2,530
  Repayment of long-term debt.......................................................        (6,540)        (17,841)
  Payment of deferred financing costs...............................................          (117)              -
  Issuance of common stock..........................................................           302               -
  Other.............................................................................             -             (89)
                                                                                          --------        --------
    Net cash used in financing activities...........................................        (2,846)        (15,400)
                                                                                          --------        --------

Change in cash and cash equivalents.................................................       (95,071)        (49,157)
Cash and cash equivalents at beginning of period....................................       152,724          65,238
                                                                                          --------        --------
Cash and cash equivalents at end of period..........................................      $ 57,653        $ 16,081
                                                                                          ========        ========

Supplemental information:
  Interest payments.................................................................      $  5,953        $  2,673
  Income tax payments...............................................................         3,358           2,047
  Fair value of common stock issued in connection with the acquisition of
   American ElderServe Corporation..................................................             -           5,195
  Assumption of long-term debt through business and community acquisitions..........         5,982          23,429

                            See accompanying notes.

                            ATRIA COMMUNITIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1--REPORTING ENTITY

  Atria Communities, Inc. ("Atria" or the "Company") is a leading national provider of assisted and independent living communities for the elderly. At June 30, 1998, Atria operated 56 communities located in 21 states with a total of 5,492 units, including 3,028 assisted living units and 2,132 independent living units, as well as two nursing centers with a total of 332 beds.

  In May 1996, the Board of Directors of Vencor, Inc. ("Vencor") authorized management to establish Atria as a wholly owned subsidiary to operate Vencor's assisted and independent living business. As part of that transaction, management consummated an initial public offering (the "IPO") of 5,750,000 shares of Atria's Common Stock (including 750,000 shares in connection with the exercise of the underwriters' overallotment option) in the third quarter of 1996. In July 1997, the Company completed a public offering of 6.9 million shares of Common Stock (the "Secondary Offering"). At June 30, 1998, Vencor owned 10,000,000 shares, or 42.8%, of Atria's outstanding Common Stock.

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

  During 1998, Accounting Standards Executive Committee (AcSEC) issued SOP 98-5, Reporting on the Costs of Start-Up Activities, which requires entities to charge start-up costs, including organizational costs, as incurred. The SOP requires most entities upon adoption to write off as a cumulative effect of a change in accounting principle any previously capitalized start-up or organizational costs. The SOP is effective for most entities for fiscal years beginning after December 15, 1998. The Company plans to adopt the provisions of SOP 98-5 in the first quarter of 1999. The carrying amount of such costs were approximately $1.2 million at June 30, 1998.

NOTE 2--BASIS OF PRESENTATION

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

NOTE 3--REVENUES

  Revenues are recognized when services are rendered and consist primarily of resident fees and fees for other ancillary services. Agreements with residents are generally on a month to month basis. Revenues from management contracts are recognized in the period earned in accordance with the terms of the management agreements.

                            ATRIA COMMUNITIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 3--REVENUES (CONTINUED)

  Substantially all revenues (excluding revenues from the two nursing centers) are derived from private pay sources. A summary of revenues for the quarter and six months ended June 30, 1998 and 1997 follows (dollars in thousands):

                                         QUARTER               SIX MONTHS
                                    -----------------      -----------------
                                     1998      1997         1998      1997
                                    -------   -------      -------   -------
Owned and leased communities.....   $26,067   $16,693      $49,636   $30,831
Managed communities..............        48       289          124       368
Nursing centers..................     2,791         -        4,594         -
                                    -------   -------      -------   -------
                                    $28,906   $16,982      $54,354   $31,199
                                    =======   =======      =======   =======

NOTE 4--NON-RECURRING TRANSACTIONS

  In June 1998, Atria recorded a non-recurring pre-tax charge of $2.0 million related to costs incurred through June 30, 1998 in connection with the proposed merger (the "Merger") with Kapson Senior Quarters Corp. See Note 10 for further discussion regarding the Merger.

NOTE 5--EARNINGS PER COMMON SHARE

  The computation of earnings per common share is based upon the weighted average number of common shares outstanding adjusted for dilutive effect of common stock equivalents consisting primarily of stock options.

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share" ("SFAS 128"), replacing the calculation of primary and fully-diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Atria adopted SFAS 128 on December 31, 1997 and restated all prior periods. The impact of the restatement was not significant.

NOTE 6--ACQUISITION OF AMERICAN ELDERSERVE CORPORATION

  On April 1, 1997, Atria acquired American ElderServe Corporation ("American ElderServe"), an operator of assisted living communities, for a combination of Atria's Common Stock, cash and assumption of debt valued at approximately $30.7 million. At the time of the acquisition, American ElderServe operated 12 assisted living communities consisting of 503 units and also had six additional communities under construction containing 345 units, three of which opened in 1997, two of which opened in the first quarter of 1998 and the remaining community of which is scheduled to open in the third quarter of 1998. A summary of the American ElderServe acquisition follows (dollars in thousands):


   Fair value of assets acquired...........  $36,812
   Fair value of liabilities assumed.......   22,873
                                             -------
      Net assets acquired..................   13,939
   Fair value of common stock issued.......   (5,195)
   Cash received from acquired entity......      (24)
                                             -------
      Net cash paid........................  $ 8,720
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

                            ATRIA COMMUNITIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


NOTE 6--AMERICAN ELDERSERVE ACQUISITION (CONTINUED)

  The pro forma effect of the American ElderServe acquisition for the six months ended June 30, 1997 is as follows (dollars in thousands, except per share amounts):

                                                         1997
                                                         ----
  Revenues........................................    $  33,021
  Income before extraordinary loss................         (375)
  Net loss........................................         (574)

  Earnings per common share:
     Basic:
       Income before extraordinary loss...........    $   (0.02)
       Net loss...................................    $   (0.03)
     Dilutive:
       Income before extraordinary loss...........    $   (0.02)
       Net loss...................................    $   (0.03)

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

NOTE 7--RELATED PARTY TRANSACTIONS

  Atria has made advances to Elder HealthCare Developers, included in notes receivable, totaling $16.2 million at June 30, 1998 and $5.0 million at December 31, 1997 to finance the development of certain assisted living communities. The Company has accrued interest on these notes receivable at a rate approximating 8.0%, which represents the Company's borrowing cost under the Company's $125.0 million bank credit facility (the "Credit Facility"). Elder HealthCare Developers will fund future development, construction and working capital needs of its communities by the use of third party financing. If such financing is unavailable or insufficient to cover all of the construction and start-up costs associated with any of such communities, Atria will extend the necessary funds or guarantees to Elder HealthCare Developers. Assisted Care Developers has agreed to indemnify the Company for up to 90.0% of any loss suffered by the Company as a result of any default by Elder HealthCare Developers that may occur on any loan either extended or guaranteed by the Company.

  During the first quarter of 1998 the Company entered into an agreement with Elder HealthCare Developers to provide certain management and development services including architectural services, construction consulting, legal and financial services, staffing services and pre-marketing. Such fees of $1.8 million and $2.9 million for the quarter and six months ended June 30, 1998 were included in operating revenue of the Company.

                            ATRIA COMMUNITIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


NOTE 8--SHAREHOLDER PROTECTION RIGHTS AGREEMENT

  On February 15, 1998, a dividend of one preferred stock purchase right (a "Right") was declared for each outstanding share of Common Stock. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $1.00 per share (the "Preferred Shares"), of the Company, at a price of $100 per one one-hundredth of a Preferred Share (the "Exercise Price"), subject to adjustment. The description and terms of the Rights are set forth in the Shareholder Protection Rights Agreement, dated as of February 15, 1998, and amended as of February 24 and April 19, 1998, between the Company and National City Bank, as Rights Agent.

NOTE 9--ACQUISITIONS

  In February 1998, the Company acquired five facilities located in Texas. The Company financed the acquisitions with an operating lease entered into with an unaffiliated party. The facilities included two assisted living communities with 134 units, a 100-unit independent living center and a 242-bed nursing center, all of which are located in Tyler, Texas. The transaction also included a 90-bed nursing center located in nearby Chandler, Texas. The prior owners will continue to manage both nursing centers.

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

   Fair value of assets acquired................     $31,228
   Fair value of liabilities assumed............       6,410
                                                     -------
      Net cash paid.............................     $24,818
                                                     =======

  The pro forma effect of these acquisitions as of June 30, 1998 and 1997, assuming that the transactions occurred on January 1, 1997, follows (dollars in thousands, except per share amounts):

                                           QUARTER             SIX MONTHS
                                       ----------------     ----------------
                                        1998     1997        1998     1997
                                       -------  -------     -------  -------
Revenues.............................  $29,237  $23,687     $55,602  $41,433
Income before extraordinary loss.....    1,372    1,608       3,928    3,328
Net income...........................    1,372    1,409       3,928    3,129

Earnings per share:
  Basic:
   Income before extraordinary loss..  $  0.06  $  0.10     $  0.17  $  0.21
   Net income........................     0.06     0.09        0.17     0.19

  Diluted:
   Income before extraordinary loss..  $  0.06  $  0.10     $  0.16  $  0.20
   Net income........................     0.06     0.08        0.16     0.19

                            ATRIA COMMUNITIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


NOTE 10--PROPOSED MERGER

  On April 19, 1998, the Company entered into an agreement and plan of merger (as amended the "Merger Agreement") with Kapson Senior Quarters Corp. ("Kapson") and KA Acquisition Corp., a subsidiary of Kapson ("Merger Subsidiary"), whereby Merger Subsidiary would merge (the "Merger") into the Company with the Company as the surviving corporation. Pursuant to the terms and conditions of the Merger Agreement, upon consummation of the Merger the stockholders of the Company would have the right to receive $20.25 in cash per share of Common Stock. Vencor, which holds 42.8% of the Company's Common Stock, would also receive $20.25 in cash for approximately 88% of its Common Stock and would retain its remaining shares of Common Stock as recapitalized common stock of the surviving corporation upon the consummation of the Merger. The Merger is subject to certain customary conditions, including stockholder approval and certain regulatory approvals.

  On May 12, 1998, ARV Assisted Living, Inc. ("ARV") commenced litigation against Kapson Senior Quarters Corp., Lazard Freres Real Estate Investors L.L.C. ("LFREI") and the Company seeking, among other things, to enjoin LFREI from acquiring the Company through Kapson. ARV alleges that pursuant to certain contractual arrangements between ARV and LFREI, ARV has certain rights with respect to the acquisition of Atria by LFREI and Kapson, including the right to consent to the Merger. The Complaint alleges that Atria is named "solely because it is arguably a necessary party to any action seeking to enjoin the consummation of agreements to which it is a party." After expedited discovery, the Superior Court of Orange County, California, on June 25, 1998, ruled that pending the outcome of a trial that commenced on August 3, 1998, Kapson and LFREI should be preliminarily enjoined from closing the Merger. The Court, however, specifically declined to enjoin the parties from taking all other steps necessary in preparation for consummation of the Merger. Therefore, pending the outcome of the trial on the merits, the parties intend to proceed toward satisfying the various conditions to closing the Merger, including holding a special meeting of Stockholders to approve the Merger Agreement and the Merger (the "Special Meeting"), which is scheduled to occur on September 8, 1998. The Company believes that the allegations contained in the Complaint are without merit and intends to defend vigorously against them. However, the lawsuit is ongoing and there can be no assurance that this litigation will ultimately be resolved on terms that will permit the parties to close the Merger.

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

  Atria is a leading national provider of assisted and independent living communities for the elderly, operating at June 30, 1998, 56 communities comprising 5,492 units, including two nursing centers totaling 332 beds, located in 21 states. At June 30, 1998, Atria had 38 assisted living communities comprising approximately 2,892 units under development, including 19 communities under construction.

  On April 19, 1998, the Company entered into a Merger Agreement with Kapson Senior Quarters Corp. and KA Acquisition Corp., a subsidiary of Kapson, whereby KA Acquisition Corp. would merge into the Company with the Company as the surviving corporation. Pursuant to the terms and conditions of the Merger Agreement, upon consummation of the Merger the stockholders of the Company would have the right to receive $20.25 in cash per share of Common Stock. Vencor, which holds 42.8% of the Company's Common Stock, would also receive $20.25 in cash for approximately 88% of its Common Stock and would retain its remaining shares of Common Stock as recapitalized common stock of the surviving corporation upon the consummation of the Merger. The Merger is subject to certain customary conditions, including stockholder approval and certain regulatory approvals. See Part II, Item 1 of this Report for a discussion of litigation related to the proposed Merger.

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

  The Company currently estimates that the net proceeds from the Secondary Offering and the Company's private placement (the "Convertible Notes Offering") of 5.0% Convertible Subordinated Notes Due 2002 (the "Convertible Notes") of July and October 1997, respectively, together with existing capital resources and financing commitments under its Credit Facility, will be sufficient to fund its development and acquisition program through the first quarter of 1999. Available sources of future capital may include, among other things, equity, public or private debt and additional bank revolving credits. However, there can be no assurance that such financing will be available on terms acceptable to Atria, nor can there be any assurance that additional financing will not be required prior to 1999. In connection with the Merger, the Company is negotiating a new credit facility. See "Liquidity."

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

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

A summary of operations follows:
                                                PERCENTAGE OF REVENUES
                                          -----------------------------------
                                          SECOND QUARTER         SIX MONTHS
                                          --------------      ---------------
                                           1998     1997       1998      1997
                                          -----    -----      -----     -----
Revenues.............................     100.0%   100.0%     100.0%    100.0%
                                          -----    -----      -----     -----
Salaries, wages and benefits.........      40.8     40.3       42.0      40.1
Supplies.............................       9.2      8.9        9.4       9.0
Rent.................................       3.7      1.0        3.4       0.6
Depreciation and amortization........       9.9     10.2       10.1      10.0
Non-recurring transactions...........       6.9        -        3.7         -
Other operating expenses.............      17.8     19.9       17.6      19.8
                                          -----    -----      -----     -----
                                           88.3     80.3       86.2      79.5
                                          -----    -----      -----     -----
Operating income.....................      11.7     19.7       13.8      20.5
Interest expense.....................       8.1      7.2        8.6       7.7
Investment income....................      (6.0)    (2.0)      (7.4)     (3.5)
                                          -----    -----      -----     -----
 Income from operations before
  income taxes.......................       9.6     14.5       12.6      16.3
Provision for income taxes...........       3.5      5.8        4.7       6.5
                                          -----    -----      -----     -----
Income from operations...............       6.1%     8.7%       7.9%      9.8%
                                          =====    =====      =====     =====

  Revenues increased 70.2% in the second quarter of 1998 to $28.9 million from $17.0 million in the second quarter of 1997, and increased 74.2% for the six month period of 1998 to $54.4 million from $31.2 million in the same period a year ago. The increase in both the second quarter and six months ended June 30, 1998 was primarily attributable to the acquisition of new communities and the opening of newly constructed communities. Occupancy for all of the Company's communities was 82.9% and 87.9% for the second quarter of 1998 and 1997, respectively. For the six months ended June 30, 1998 and 1997, occupancy for all of the Company's communities was 83.3% and 90.8%, respectively. The decline in occupancy was primarily attributable to the opening of new communities for both the quarter and six months ended June 30, 1998. Same community revenue (31 communities) increased 8.4% for the second quarter of 1998 to $18.0 million as compared to $16.6 million in the second quarter of 1997. Same community revenue (21 communities) increased 3.5% for the first six months of 1998 to $29.5 million as compared to $28.5 million for the same period last year. The increase in same community revenues for the second quarter of 1998 was primarily attributable to price increases ($900,000) and an increase in census ($500,000). For the first six months of 1998 the increase in same community revenues was primarily attributable to price increases ($1.2 million) offset by a slight decline in census ($200,000). Same community occupancy for the second quarter of 1998 and 1997 was 89.8% and 87.9%, respectively. For the six months ended June 30, 1998 and 1997, same community occupancy was 93.1% and 94.3%, respectively.

  Compensation costs as a percentage of revenues increased in both the second quarter and six month periods of 1998 compared to the same periods a year ago. Increases in such costs resulted primarily from newly opened communities and growth in corporate overhead expenses associated with Atria's expansion and development.

  Rent expense increased to $1.1 million in the second quarter of 1998 as compared to $163,000 in the same period last year. For the six months ended June 30, 1998 rent expense increased to $1.8 million from $202,000 in the same period last year. The increase in the second quarter of 1998 is due to the acquisition of five facilities acquired in February 1998 that were financed through the use of an operating lease with an unaffiliated party. The increase for the first six months of 1998 was due to the acquisition of two communities leased from a third party real estate investment trust ("REIT") as part of the American ElderServe acquisition as well as the five aforementioned facilities acquired through an operating lease.

  In June 1998, Atria recorded a non-recurring pre-tax charge of $2.0 million related to costs incurred through June 30, 1998 in connection with the Merger.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

   Operating income increased 1.5% to $3.4 million in the second quarter of 1998 compared to $3.3 million in the same period of 1997. For the six month period, operating income grew 17.0% to $7.5 million in 1998 compared to $6.4 million in 1997. Excluding the effect of non-recurring transactions, operating income increased 61.2% in the second quarter of 1998 and increased 48.1% for the six month period. In both the second quarter and six month periods, operating income excluding non-recurring transactions increased due to the acquisition of communities and management and development services revenue from Elder HealthCare Developers. The increase was partially offset by operating losses on newly constructed communities and overhead expenses associated with Atria's expansion and development.

  The provision for income taxes decreased as a percentage of revenues for the second quarter of 1998 to 3.5% from 5.8% in the same period last year. For the six month period of 1998, the provision for income taxes also decreased as a percentage of revenues to 4.7% from 6.5% in the same period last year. This decrease was primarily attributable to an increase in investment in tax-exempt government securities.

  Income from operations increased 18.3% to $1.7 million in the second quarter of 1998 compared to $1.5 million in the same period last year. For the six month period income from operations increased 41.2% to $4.3 million in 1998 compared to $3.1 million in 1997. Excluding the effect of non-recurring transactions, income from operations increased 103.1% for the second quarter of 1998 and 82.2% for the six month period of 1998. The improvement was primarily attributable to growth in operating income and a reduction in net interest expense as a result of the Secondary Offering.

LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operations totaled $5.1 million and $6.1 million for the six months ended June 30, 1998 and 1997, respectively. The decrease in cash flows from operations was primarily due to an increase in accounts receivable attributable to the opening of new communities and the acquisition of the two nursing centers in Texas.

  Net cash used in investing activities totaled $97.3 million and $39.8 million for the six months ended June 30, 1998 and 1997, respectively. Atria's investing activities included capital expenditures related to the development of new communities and the expansion of existing operations totaling $39.2 million and $22.6 million for the respective periods. In addition, Atria acquired five communities for $24.8 million during the first six months of 1998 and acquired two communities and American ElderServe for $16.7 million in the same period last year. The Company also made advances to joint ventures of $13.7 million primarily for the funding of construction, as well as net purchases of short-term investments of $18.1 million during the six month period of 1998.

  Net cash used in financing activities totaled $2.8 million and $15.4 million for the six months ended June 30, 1998 and 1997, respectively. Repayments on long-term debt totaled $6.5 million and $17.8 million in 1998 and 1997, respectively. The 1997 amount includes the payment of $14.4 million of long-term debt assumed in the American ElderServe acquisition, resulting in the extraordinary loss on extinguishment of debt, net of income taxes, of $199,000.

  The Company's working capital totaled $108.4 million at June 30, 1998, compared to $180.7 million at December 31, 1997. The decrease in working capital resulted primarily from a decrease in operating cash. The decrease was attributable to the acquisition of five communities in 1998 and the repayment of long-term debt, as well as capital expenditures related to the development of new communities and expansion of existing operations. In addition to the working capital available for expansion and development the Company has funds available through the Credit Facility. In January 1998 the Company elected to reduce the Credit Facility from $200.0 million to $125.0 million. At June 30, 1998, available borrowings under the Credit Facility approximated $15.7 million.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

  The Company estimates that capital expenditures related to acquisitions of existing communities, construction of new communities and expansion and improvement of existing communities could approximate $175.0 to $200.0 million in 1998. Although management believes that cash flows from operations, the proceeds from the Secondary Offering and the $147.5 million private offering of 5% Convertible Subordinated Notes due 2002 (the "Convertible Notes Offering") and available borrowings under the Credit Facility are sufficient to meet these capital needs, Atria will require substantial additional financing to continue its growth plans beyond the first quarter of 1999. The Company currently has under development 38 sites for new assisted living communities, 19 of which are under construction. At June 30, 1998, the estimated additional cost to complete and equip the 19 communities under construction approximated $70.1 million.

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

  Vencor guaranteed for four years certain borrowings by the Company under the Credit Facility in amounts up to $75.0 million at December 31, 1997, declining to $50.0 million in 1998 and $25.0 million in 1999. Atria was in compliance with all debt covenants at June 30, 1998. On April 24, 1998 the Credit Facility was amended, resulting in the release of Vencor's guarantee.

  If the Merger is consummated, the Company will terminate the Credit Facility. In connection with the Merger, the Company is negotiating a new credit facility

  Upon consummation of the Merger, each of the Convertible Notes (aggregate principal amount of $143.8 million) will cease to be convertible into shares of Common Stock, but will be convertible solely into an amount of cash, without interest, equal to the product of the number of shares of Common Stock into which such Convertible Note was convertible immediately prior to the effective time of the Merger and $20.25.

  Moreover, if the Merger is consummated, a "Change in Control", as defined in the Indenture dated as of October 16, 1997, between the Company and PNC Bank, Kentucky, Inc., as Trustee (the "Indenture"), relating to the Convertible Notes will occur. In the event of a Change in Control, each holder of the Convertible Notes shall have the right to require (pursuant to the terms of the Indenture), the Company to repurchase all or a portion of such holder's Convertible Notes at 100% of the principal amount thereof, together with accrued interest to the repurchase date.

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

IMPACT OF THE YEAR 2000 ISSUE (CONTINUED)

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

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (CONTINUED)

                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND STATISTICAL DATA)


                                                       1997 QUARTERS                 1998 QUARTERS
                                           --------------------------------------  ------------------
                                            FIRST     SECOND    THIRD     FOURTH    FIRST     SECOND
                                           --------  --------  --------  --------  --------  --------

Revenues.................................  $14,217   $16,982   $17,731   $19,948   $25,448   $28,906
                                           -------   -------   -------   -------   -------   -------

Salaries, wages and benefits.............    5,660     6,846     7,368     8,278    11,024    11,792
Supplies.................................    1,290     1,518     1,679     1,845     2,436     2,649
Rent.....................................       39       163       156       257       766     1,077
Depreciation and amortization............    1,388     1,735     1,840     2,436     2,618     2,862
Non-recurring transactions...............        -         -         -         -         -     1,992
Other operating expenses.................    2,786     3,383     3,526     4,057     4,514     5,148
                                           -------   -------   -------   -------   -------   -------
                                            11,163    13,645    14,569    16,873    21,358    25,520
                                           -------   -------   -------   -------   -------   -------

Operating income.........................    3,054     3,337     3,162     3,075     4,090     3,386
Interest expense.........................    1,182     1,228       862     2,137     2,268     2,381
Investment income........................     (753)     (353)   (1,108)   (2,365)   (2,279)   (1,745)
                                           -------   -------   -------   -------   -------   -------

Income from operations before income
 taxes...................................    2,625     2,462     3,408     3,303     4,101     2,750
Provision for income taxes...............    1,047       983     1,360     1,023     1,534     1,001
                                           -------   -------   -------   -------   -------   -------

Income from operations...................    1,578     1,479     2,048     2,280     2,567     1,749
Extraordinary loss on extinguishment of
 debt, net of income tax benefit.........        -      (199)        -         -         -         -
                                           -------   -------   -------   -------   -------   -------

    Net income...........................  $ 1,578   $ 1,280   $ 2,048   $ 2,280   $ 2,567   $ 1,749
                                           =======   =======   =======   =======   =======   =======

Earnings per common share:
  Basic:
   Excluding non-recurring transactions
    and extraordinary loss...............  $  0.10   $  0.09   $  0.09   $  0.10   $  0.11   $  0.13
   Non-recurring transactions............        -         -         -         -         -     (0.06)
   Extraordinary loss on
    extinguishment of debt...............        -     (0.01)        -         -         -         -
                                           -------   -------   -------   -------   -------   -------

    Net income...........................  $  0.10   $  0.08   $  0.09   $  0.10   $  0.11   $  0.07
                                           =======   =======   =======   =======   =======   =======

  Diluted:
   Excluding non-recurring transactions
    and extraordinary loss...............  $  0.10   $  0.09   $  0.09   $  0.10   $  0.11   $  0.13
   Non-recurring transactions............        -         -         -         -         -     (0.06)
   Extraordinary loss on
    extinguishment of debt...............        -     (0.01)        -         -         -         -
                                           -------   -------   -------   -------   -------   -------

    Net income...........................  $  0.10   $  0.08   $  0.09   $  0.10   $  0.11   $  0.07
                                           =======   =======   =======   =======   =======   =======


Shares used in computing earnings per
 common share:
  Basic..................................   15,830    16,466    23,209    23,374    23,378    23,384
  Diluted................................   15,987    16,660    23,667    23,817    23,934    23,952

Average occupancy........................     94.6 %    87.9%     88.7%     88.0%     83.8%     82.9%
Number of communities at end of period...       25        40        37        41        53        56
Number of units at end of period.........    3,226     3,977     3,890     4,170     5,247     5,492

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.


                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  On May 12, 1998, ARV Assisted Living, Inc. ("ARV") commenced litigation against Kapson Senior Quarters Corp.("Kapson"), Lazard Freres Real Estate Investors L.L.C. ("LFREI") and the Company seeking, among other things, to enjoin LFREI from acquiring the Company through Kapson. ARV alleges that pursuant to certain contractual arrangements between ARV and LFREI, ARV has certain rights with respect to the acquisition of Atria by LFREI and Kapson, including the right to consent to the Merger. The Complaint alleges that Atria is named "solely because it is arguably a necessary party to any action seeking to enjoin the consummation of agreements to which it is a party." After expedited discovery, the Superior Court of Orange County, California, on June 25, 1998, ruled that pending the outcome of a trial that commenced on August 3, 1998, Kapson and LFREI should be preliminarily enjoined from closing the Merger. The Court, however, specifically declined to enjoin the parties from taking all other steps necessary in preparation for consummation of the Merger. Therefore, pending the outcome of the trial on the merits, the parties intend to proceed toward satisfying the various conditions to closing the Merger, including holding a special meeting of Stockholders to approve the Merger Agreement and the Merger (the "Special Meeting"), which is scheduled to occur on September 8, 1998. The Company believes that the allegations contained in the Complaint are without merit and intends to defend vigorously against them. However, the lawsuit is ongoing and there can be no assurance that this litigation will ultimately be resolved on terms that will permit the parties to close the Merger.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company's Annual Meeting of Stockholders was held on May 26, 1998, in Louisville, Kentucky. At the meeting, Stockholders elected two persons to serve as directors for a three-year term ending in 2001 pursuant to the following vote:

                                       VOTES IN FAVOR    VOTES WITHHELD
                                       --------------    --------------
William C. Ballard Jr.                   21,217,304          68,150
Peter J. Grua                            21,218,124          67,330

  At the meeting, Stockholders also approved an amendment to the Company's
1996 Stock Ownership Plan to increase the number of shares issuable thereunder pursuant to the following vote: 16,316,119 votes in favor; 1,221,192 votes against; 23,474 votes abstained. Stockholders also approved an amendment to the Non-Employee Directors 1996 Stock Incentive Plan to increase the annual option grant and the number of shares available for issuance thereunder pursuant to the following vote: 16,631,389 votes in favor; 703,784 votes against; 25,612 votes abstained.

ITEM 5.  OTHER INFORMATION

  Any stockholder proposal submitted with respect to the Company's 1999
Annual Meeting of Stockholders, which proposal is submitted outside the requirements of Rule 14a-8 under the Securities Exchange Act of 1934, will be considered untimely for purposes of Rule 14a-4 and Rule 14a-5 if notice thereof is received by the Company after March 20, 1999. A Stockholder who wishes to introduce a proposal at an Annual Meeting of Stockholders , regardless of the Stockholder's desire to include or exclude as amended the proposal included in the Company's proxy statement, must comply with certain requirements set forth in the Company's By-Laws, as amended. A copy of the amended By-Laws may be obtained from the General Counsel of the Company by written request to the Company's executive office.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS:

EXHIBIT NO.           DESCRIPTION

     10.1             Amendment to Atria Communities, Inc. 1996 Stock Ownership
                      Incentive Plan

     10.2 Amendment to Atria Communities, Inc. Non-Employee Directors 1996 Stock Ownership Incentive Plan

     11               Computation of Earnings per Common Share

     27 Financial Data Schedule (included only in filings submitted under the Electronic Data Gathering Analysis Retrieval system).

    (b)  REPORTS ON FORM 8-K:

         The Company filed the following Current Reports on Form 8-K during the quarter ended June 30, 1998.

         (1) Current Report on Form 8-K was filed on April 27, 1998, relating to the execution of the Agreement and Plan of Merger by and among the Company, Kapson Senior Quarters Corp. and KA Acquisition Corp.

         (2) Amendment No. 1 to a Current Report on Form 8-K was filed on May 29, 1998, relating to the amendment of certain terms of the Agreement and Plan of Merger by and among the Company, Kapson Senior Quarters Corp. and KA Acquisition Corp.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ATRIA COMMUNITIES, INC.



Date:   August 14, 1998                     /s/ W. PATRICK MULLOY, II
-----------------------              ------------------------------------------
                                                W. Patrick Mulloy, II
                                         President, Chief Executive Officer
                                                   and Director



Date:   August 14, 1998                       /s/ J. TIMOTHY WESLEY
-----------------------              ------------------------------------------
                                                  J. Timothy Wesley
                                     Chief Financial Officer, Vice President of
                                              Development and Secretary
                                            (Principal Financial Officer)